Form 10QSB
period 2001-06-30
ALLOY STEEL INTERNATIONAL INC
filed 2001-08-20
CIK 1127454

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB



      (MARK ONE)

    |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2001

    | | Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from _______ to _______.

                               Commission File No.

                       ALLOY STEEL INTERNATIONAL, INC.
                       -------------------------------
                (Name of Small Business Issuer in Its Charter)

Delaware                                    98-0233941
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

Alloy Steel International, Inc.
42 Mercantile Way Malaga
P.O. Box 3087 Malaga D C 6945
Western Australia
(Address of Principal Executive Offices)

                                61 (8) 9248 3188
                (Issuer's Telephone Number, Including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |


         There were 17,050,000 shares of Common Stock outstanding as of August 17, 2001.

PART I

ITEM 1.     FINANCIAL STATEMENTS.



                                                   ALLOY STEEL INTERNATIONAL, INC.
                                                     Consolidated Balance Sheets

                                                               ASSETS
                                                               ------

                                                                                         June 30,              September 30,
                                                                                           2001                    2001
                                                                                    ------------------     -------------------
                                                                                       (Unaudited)
CURRENT ASSETS
     Cash                                                                                     $154,820                   $8,674
     Accounts receivable                                                                       457,918                        -
     Inventories                                                                               154,684                        -
                                                                                     ------------------     -------------------

         Total Current Assets                                                                  767,422                    8,674
                                                                                     ------------------     -------------------

PROPERTY AND EQUIPMENT, NET                                                                    374,435                        -
                                                                                     ------------------     -------------------
OTHER ASSETS

     Construction in progress                                                                  921,131                  576,871
                                                                                     ------------------     -------------------
         Total Other Assets                                                                    921,131                  576,871
                                                                                     ------------------     -------------------
         Total Assets                                                                       $2,062,988                 $585,545
                                                                                     ==================     ===================

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                                ------------------------------------
CURRENT LIABILITIES

     Accounts payable and accrued expenses                                                    $314,673                  $21,800
     Income taxes payable                                                                      337,625                        -
                                                                                     ------------------     -------------------
         Total Current Liabilities                                                             652,298                   21,800
                                                                                     ------------------     -------------------
         Total Liabilities                                                                     652,298                   21,800
                                                                                     ------------------     -------------------
STOCKHOLDERS' EQUITY

     Preferred stock: $0.01 par value; authorized 3,000,000 shares;
        issued and outstanding - none                                                                -                        -
     Common stock: - $0.01 par value; shares authorized - 50,000,000;
         17,050,000 and 8,696,250 shares issued and outstanding,
         respectively                                                                          170,500                   86,963
     Additional paid-in capital                                                              1,294,025                  496,641
     Deferred compensation                                                                   (145,600)                        -
     Other comprehensive income (loss)                                                        (20,393)                        -
     Accumulated deficit                                                                       112,158                 (19,859)
                                                                                     ------------------     -------------------
         Total Stockholders' Equity                                                          1,410,690                  563,745
                                                                                     ------------------     -------------------
         TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                                          $2,062,988                 $585,545
                                                                                     ==================     ===================






                      The accompanying notes are an integral part of these consolidated financial statements.


                                                   ALLOY STEEL INTERNATIONAL, INC.
                                                Consolidated Statements of Operations
                                                      (Unaudited) (See Note 3)


                                                                                          For the Three        For the Nine
                                                                                          Months Ended         Months Ended
                                                                                            June 30,             June 30,
                                                                                              2001                 2001
                                                                                     ------------------     -------------------
SALES                                                                                       $1,247,423          $2,387,391

COST OF SALES                                                                                  579,571           1,103,392
                                                                                     ------------------     -------------------
     Gross Profit                                                                              667,852           1,283,999
                                                                                     ------------------     -------------------
OPERATING EXPENSES

     Selling, general and administrative expenses                                              180,743             804,094
                                                                                     ------------------     -------------------
         Total Operating Expenses                                                              180,743             804,094
                                                                                     ------------------     -------------------
INCOME (LOSS) FROM OPERATIONS                                                                  487,109             479,905
                                                                                     ------------------     -------------------
OTHER INCOME

     Interest income                                                                               462                 462
                                                                                     ------------------     -------------------
         Total Other Income                                                                        462                 462
                                                                                     ------------------     -------------------
NET INCOME BEFORE INCOME TAXES                                                                 487,571             480,367
                                                                                     ------------------     -------------------
     Income taxes                                                                            (348,350)           (348,350)
                                                                                     ------------------     -------------------
NET INCOME                                                                                     139,221             132,017
                                                                                     ------------------     -------------------
OTHER COMPREHENSIVE LOSS

     Foreign currency translation adjustment                                                  (20,393)            (20,393)
                                                                                     ==================     ===================
NET COMPREHENSIVE INCOME                                                                      $118,828            $111,624
                                                                                     ==================     ===================
BASIC INCOME PER COMMON SHARE                                                                    $0.01               $0.01
                                                                                     ==================     ===================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                  17,029,121          16,948,873
                                                                                     ==================     ===================



                      The accompanying notes are an integral part of these consolidated financial statements.

                                                   ALLOY STEEL INTERNATIONAL, INC.
                                           Consolidated Statements of Stockholders' Equity

                        Preferred Stock         Common Stock
                        ---------------         ------------
                                                                      Additional                Deferred         Other
                                                                       Paid-in     Retained   Compensation   Comprehensive
                       Shares     Amount      Shares     Amount        Capital     Earnings      Costs            Loss      Total
                      --------   --------   ----------  ---------    -----------   --------  -------------   ------------- --------
Balance, May 4,
 2000 (inception)          -      $    -            -   $       -    $        -    $     -     $    -        $             $      -

Stock issued for
cash: May 4-31,
2000 at $016 -
   $0.25 per share         -           -    2,217,500      22,175       397,825          -          -             -         420,000
June 26 - July 7,
 2000 at $0.16 per
 share                     -           -    1,718,750      17,188       257,812          -          -             -         275,000

Offering expense           -           -            -           -     (111,396)          -          -             -        (111,396)

Stock issued for
   license - recorded
   at predecessor
   basis                   -           -    4,760,000      47,600      (47,600)          -          -             -               -

Net loss from
   inception on May
   4, 2000 through
   September 30,
   2000                    -           -            -           -             -    (19,859)         -             -         (19,859)
                      --------    ------   ----------    --------    ----------   ---------   --------     ---------      ----------
Balance, September
   30, 2000                -      $    -    8,696,250     $86,963       496,641   $(19,859)    $    -      $      -       $ 563,745
                      --------    ------   ----------    --------    ----------  ----------   --------     ---------      ----------


                      The accompanying notes are an integral part of these consolidated financial statements.



                                                   ALLOY STEEL INTERNATIONAL, INC.
                                     Consolidated Statements of Stockholders' Equity (Continued)

                     Preferred Stock         Common Stock
                     ---------------         ------------
                                                               Additional                 Deferred          Other
                                                                Paid-in     Retained    Compensation    Comprehensive
                    Shares    Amount      Shares      Amount    Capital     Earnings        Costs            Loss          Total
                    ------    ------      ------      ------   ----------   --------    ------------    -------------      -----

Balance September
  30, 2000               -    $          8,696,250    $86,963   $496,641    $(19,859)   $          -    $                 $536,745

Stock issued for
  consulting
  services and
  professional
  fees at $0.16
  per share              -          -    3,640,000     36,400    546,000           -       (582,400)                -            -

Stock issued to
  acquire net
  assets of
  Arcoplate
  division -
  Collier Unit
  Trust and
  Cladder
  predecessor
  basis (unaudited)      -          -    4,663,750     46,637    243,884           -               -                -      290,521

Stock issued for
  legal fees at
  $0.16 per share
  (unaudited)            -          -       50,000        500      7,500           -               -                -        8,000

Amortization of
  deferred
  compensation
  costs
  (unaudited)            -          -            -          -          -           -         436,800                -      436,800

Foreign currency
  translation for
  the nine months
  ended June 30,
  2001 (unaudited)       -          -            -          -          -           -               -         (20,393)     (20,393)

Income for the
  nine months
  ended June 30,
  2001 (unaudited)       -          -            -          -          -     132,017               -                -      132,017
                    -------    -------   ----------   -------  ----------   --------        --------        ---------    ----------
Balance, June 30,
  2001 (unaudited)       -          -    17,050,000   170,500  $1,294,025   $112,158        $145,600        $(20,393)    $1,410,690
                    =======    =======   ==========   =======  ==========   ========        ========        =========    ==========


                      The accompanying notes are an integral part of these consolidated financial statements.

                                                   ALLOY STEEL INTERNATIONAL, INC.
                                                Consolidated Statements of Cash Flows
                                                      (Unaudited) (See Note 3)
                                                                                                 For the
                                                                                            Nine Months Ended
                                                                                              June 30, 2001
                                                                                         --------------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income                                                                              $      132,017
     Adjustments to reconcile net income to net cash provided by
        (used in) operating activities:
         Depreciation                                                                                10,337
         Amortization of deferred compensation                                                    (145,600)
         Common stock issued for services                                                           590,400
     Changes in assets and liabilities:
         Increase in accounts receivable                                                          (291,120)
         Increase in inventories                                                                   (60,333)
         Increase in accounts payable and accrued expenses                                          219,982
         Increase in income taxes payable                                                           337,625
                                                                                                -----------
             Total Cash Provided by Operating Activities                                            793,308
                                                                                                -----------
CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of property and equipment                                                           (302,902)
     Increase in construction in progress                                                         (344,260)
                                                                                                -----------
         Cash Used in Investing Activities                                                        (647,162)
                                                                                                -----------
CASH FLOWS FROM FINANCING ACTIVITIES                                                                      -
                                                                                                -----------
NET INCREASE IN CASH                                                                                146,146

CASH, BEGINNING OF PERIOD                                                                             8,674
                                                                                                -----------

CASH, END OF PERIOD                                                                                $154,820
                                                                                                ===========

SUPPLEMENTS CASH FLOW INFORMATION:

     Cash paid for interest                                                                  $           -
     Cash paid for income tax                                                                $           -

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Stock issued for Arcoplate Division net assets and Cladder                              $      290,521
     Stock issued for consulting and professional services                                   $      590,400



                      The accompanying notes are an integral part of these consolidated financial statements.

                         ALLOY STEEL INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2001


NOTE 1 -   CONDENSED FINANCIAL STATEMENTS

           The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at June 30, 2001 and for all periods presented have been made.

           Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2000 audited financial statements. The results of operations for the periods ended June 30, 2001 are not necessarily indicative of the operating results for the full year.


NOTE - 2   PRONOUNCEMENTS ISSUED NOT YET ADOPTED

           In July, 2001, the Financial Accounting Standards Board issued two statements - Statement 141, BUSINESS COMBINATIONS, and Statement 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which will potentially impact the Company's accounting for its reported goodwill and other intangible assets.

           Statement 141:

           o Eliminates the pooling method for accounting for business combinations.

           o Requires that intangible assets that meet certain criteria be reported separately from goodwill.

           o Requires negative goodwill arising from a business combination to be recorded as an extraordinary gain.

           Statement 142:

           o Eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life.

           o     Requires, at a minimum, annual impairment tests for goodwill an
                 other  intangible   assets  that  are  determined  to  have  an
                 indefinite life.

           Upon adoption of these Statements,  the Company is required to:

           o Re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangibles assets do not meet the criteria for recognition, they should be reclassified to goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill.

                         ALLOY STEEL INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2001


NOTE 2 -   PRONOUNCEMENTS ISSUED NOT YET ADOPTED (CONTINUED)

           o Reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly.

           o     Write-off any remaining negative goodwill.

           The standards generally are required to be implemented by the Company in its 2002 financial statements. The adoption of these standards will not have a material impact on the financial statements.


NOTE 3 -   FINANCIAL STATEMENT PRESENTATION

           The Company was not in existence prior to May 4, 2000; accordingly, no amounts are presented for the three and nine months ended June 30, 2000.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS.

INTRODUCTORY STATEMENTS

         Forward-Looking Statements and Associated Risks. This filing contains forward-looking statements, including statements regarding, among other things,
(a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. In addition, when used in this filing, the words "believes," "anticipates," "intends," "in anticipation of," "expects," and similar words are intended to identify forward-looking statements. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, including those described in the "Business Risk Factors" section. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and our industry, demand for our products, competition, reductions in the availability of financing and availability of raw materials, and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

OVERVIEW

         We manufacture and distribute Arcoplate, a wear-resistant fused-alloy steel plate, through a patented production process. The Arcoplate process enables an alloy overlay to be evenly applied to a sheet of steel, creating a metallurgical bond between the alloy and the mild steel that is resistant to wear caused by impact, abrasion and erosion. In May 2000, we acquired a license for the worldwide rights, excluding the United States, to commercially exploit the Arcoplate process.

         We also intend to market for manufacture and distribution, the 3-D Pipe Fitting Cladder process, a computer-driven and software-based mechanical system for industrial use. The 3-D Pipe Fitting Cladder process enables wear resistant alloy coatings to be applied to pipe fittings, where wear is most likely to occur. Through the 3-D Pipe Fitting Cladder process, we intend to apply alloy coatings to the interior surfaces of pipe fittings.

         Alloy Steel International Inc. was incorporated in Delaware in May 2000. Our principal executive office is located at 42 Mercantile Way Malaga, Malaga D C 6945, Western Australia. Our telephone number is 61 + (8) + 9248 3188. Our Internet address is www.alloysteel.net.

RESULTS OF OPERATIONS

         Alloy Steel was not in existence prior to May 4, 2000. Accordingly, no amounts are presented for the three and nine months ended June 30, 2000, and therefore no comparison is given to the corresponding periods in the prior year.

THREE AND NINE MONTHS ENDED JUNE 30, 2001

SALES

         Alloy Steel had sales of $1,247,423 and $2,387,391 for the three and nine months ended June 30, 2001, respectively. These sales consist primarily of the sale of our Arcoplate product. Substantially all of our sales during the periods were denominated in Australian dollars. Sales were converted into U.S. dollars at the conversion rate of $0.52682 representing the average foreign exchange rate for the nine months ended June 30, 2001.

COSTS OF SALES

         Alloy Steel had cost of sales of $579,571 and $1,103,392 for the three and nine months ended June 30, 2001, respectively. Alloy Steel's gross profit was $667,852, or 53.5% of sales, and $1,283,999, or 53.8% of sales, for the three and nine months ended June 30, 2001, respectively.

OPERATING EXPENSES

         Alloy Steel had operating expenses of $180,743 and $804,094 for the three and nine months ended June 30, 2001, respectively. Our operating expenses consist primarily of management salaries, consulting expenses, and travel expenses.

NET INCOME BEFORE INCOME TAXES

         Alloy Steel had net income before income taxes of $487,571 and $480,367 for the three and nine months ended June 30, 2001, respectively.

INCOME TAXES

         Alloy Steel had income taxes of $348,350 and $348,350 for the three and nine months ended June 30, 2001, respectively. Income taxes amounted to 71.4% and 72.5% of net income before income taxes for the three and nine months ended June 30, 2001, respectively. The income taxes are computed on the income generated by our Australian subsidiary at the statutory rate of 34%. No benefit has been attributed to the loss generated by Alloy Steel in the United States.

NET INCOME

         Alloy Steel had net income of $139,221, or $0.01 per share, and $132,017, or $0.01 per share, for the three and nine months ended June 30, 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         We have funded our requirements for working capital through the sale of Alloy Steel's securities and the sale of the Arcoplate products. As of June 30, 2001, we had working capital (i.e., current assets minus current liabilities) of $115,124.

         For the nine months ended June 30, 2001, the total cash provided by operating activities was $793,308, consisting primarily of net income of $132,017, common stock issued for services of $590,400, an increase in accounts payable and accrued expenses of $219,982 and an increase in income taxes payable of $337,625. These amounts were partially offset by the amortization of deferred compensation of $145,600 and an increase in accounts receivable of $291,120. During the same period, our total cash used in investing activities was $647,162, consisting primarily of the purchase of property and equipment of $302,902 and an increase in construction in progress of $344,260.

         In May 2000, we acquired an exclusive worldwide license, with the exception of the United States, from Kenside Investments, Ltd., for a 25-year term, in connection with certain patent and technology rights related to the Arcoplate process, in exchange for 4,760,000 shares of our common stock. The license provides for royalty payments to Kenside Investments, Ltd., in an amount equal to 2% of our net sales of Arcoplate products. Our Chief Executive Officer, director and principal shareholder, Gene Kostecki controls Kenside Investments, Ltd.

         In June 2000, we completed the sale of 2,217,500 shares of common stock at a price of $0.16 and $0.25 per share in a private financing transaction to 18 accredited investors resulting in gross proceeds of $420,000. In August 2000, we completed the sale of 1,718,750 shares of common stock to nine accredited investors at a price of $0.16 per share in a private financing transaction resulting in gross proceeds of $275,000. The net proceeds of the offering were utilized for construction of equipment in the amount of approximately $555,000 and the balance of the funds were utilized in connection with working capital and registration expenses.

         In October 2000, we acquired, from Gene Kostecki and Alan Winduss, the right to utilize and commercially exploit the 3-D Pipe Fitting Cladder process in exchange for an aggregate of 3,413,750 shares of common stock. In October 2000, we acquired from Collier Unit Trust, certain mill and office equipment assets relating to the manufacture, sale and distribution of Arcoplate in exchange for 1,250,000 shares of common stock. In October 2000, we acquired, from Collier Unit Trust, certain plant machinery relating to the manufacture, sale and distribution of Arcoplate for a purchase price of $820,000. Mr. Kostecki controls Collier Unit Trust.

         In October 2000 we entered into five-year employment agreements with Gene Kostecki, our president and chief executive officer and Alan Winduss, our chief financial officer, which provide for annual salaries of $150,000 and $80,000, respectively.

         Although we have no material commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.

         We anticipate that the machinery to expand our capacity to produce Arcoplate will be completed in October 2001. In order to further expand capacity, we anticipate that we would incur capital expenditures for machinery of approximately $1,500,000 to $2,000,000 for further production equipment over the next two years. In addition, we anticipate that the cost of the machinery necessary for the 3-D Pipe Fitting Cladder process will be approximately $500,000. This machine is expected to be in operation by March 2002. The 3-D Pipe Fitting Cladder machinery includes a computer driven software mechanical system which has been designed to overlay with super alloys wear resistant coating into pipe fittings. We have no material commitments for the additional financing for the addition of the machinery to expand our capacity to produce Arcoplate or the machinery for the 3-D Pipe Fitting Cladder process.

         Our capital requirements depend on numerous factors, including, market acceptance of our products and services, the resources we devote to marketing and selling our services and our brand promotions, capital expenditures and other factors. We have experienced a substantial increase in our capital expenditures since our inception consistent with the growth in our operations and staffing; we anticipate that this may continue for the foreseeable future particularly relating to the development of new machines and alloys. We believe that our current cash will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion for the next six months. After six months, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

BUSINESS RISK FACTORS

         WE HAVE A LIMITED OPERATING HISTORY AND WE MAY NOT BE ABLE TO ACHIEVE OR MAINTAIN PROFITABILITY.

         We have a limited operating history. We cannot assure you that we will achieve or maintain profitability in any future period. Until we achieve the manufacturing capacity sufficient to sustain continuous production of Arcoplate or Arcoplate-based products, we will have substantial production under-capacity, and we may be unable to fill customer orders. Such events could cause us to incur substantial operating losses.

         WE WILL NOT GENERATE SUFFICIENT REVENUE TO CONTINUE OPERATIONS IF WE ARE UNABLE TO PRODUCE SIGNIFICANT COMMERCIAL QUANTITIES OF ARCOPLATE AND FUTURE ALLOY-BASED PRODUCTS.

         Although we have prototype equipment, we do not currently have the equipment necessary for the manufacturing of Arcoplate in significant commercial quantities. We do not anticipate the completion of additional equipment until October 2001 at the earliest. In addition, we do not currently manufacture the commercial equipment necessary for the implementation of the 3-D Pipe Fitting Cladder process. Accordingly, we have limited internal manufacturing capacity and no experience in manufacturing our products in industrial or significant commercial quantities. Due to our limited production capacity, we may be unable to meet demand for our products. In addition, our manufacturing operations use certain equipment which, if damaged or otherwise rendered inoperable or unavailable, could result in the disruption of our manufacturing operations. Any extended interruption of operations at our manufacturing facility would have a material adverse effect on our business.

         WE MAY NOT BE ABLE TO EXPAND OPERATIONS, IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL.

         We believe that the available cash and anticipated cash flow from operations will be sufficient to satisfy Alloy Steel's anticipated capital requirements for approximately six months. Accordingly, we anticipate that we will require additional financing to continue operations and pursue our plans for expansion. Such financing may take the form of the issuance of common stock or preferred stock or debt securities, or may involve bank or other lender financing. We cannot assure you that we will be able to obtain such additional financing on a timely basis, on favorable terms, or at all.

      IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR PLAN OF RAPID EXPANSION, WE WILL NOT ACHIEVE PROFITABILITY.

         We plan to rapidly expand all aspects of our operations. As a result, we need to expand our financial and management controls, reporting systems and procedures. We will also have to expand, train and manage our work force for marketing, sales, engineering and technical support, product development, and manage multiple relationships with various customers, vendors, strategic partners and other third parties. We will need to continually expand and upgrade our technology and power systems. If we are unable to manage our growth effectively, we may be unable to handle our operations, control costs or otherwise function in a profitable manner, or at all.

         THE LOSS OF ANY KEY PERSONNEL WOULD DISRUPT OUR OPERATIONS AND HURT OUR PROFITABILITY.

         Our future success depends to a significant extent on the continued services of our senior management and other key personnel, particularly, Gene Kostecki, Chairman and Chief Executive Officer, and Alan Winduss, Chief
Financial Officer. We do not presently maintain keyman life insurance on the life of either Mr. Kostecki or Mr. Winduss. The loss of the services of Mr. Kostecki or Mr. Winduss would likely have a significantly detrimental effect on our business. We currently have employment agreements with each of Mr. Kostecki and Mr. Winduss. However, if Mr. Kostecki or Mr. Winduss becomes unwilling or unable to continue in their current positions, it would be significantly more difficult to operate our business, which could hurt our financial condition and results of operations.

         IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, WE COULD LOSE OUR COMPETITIVE ADVANTAGE.

         We currently have only limited patent protection for our technology, and may be unable to obtain even limited protection for our proprietary technology in certain foreign countries. We cannot assure you that any granted patent or pending patent application will provide protection against infringement.

         IF WE DO NOT CORRECTLY ANTICIPATE THE MAGNITUDE AND DIRECTION OF CURRENCY EXPOSURE, THERE COULD BE A MATERIAL ADVERSE IMPACT ON OUR PROSPECTS FOR PROFITABILITY.

         All of our production will take place overseas, and many of the raw materials and supplies for our products will be purchased in foreign currencies. In addition, international sales will likely be denominated in local currencies. These factors may combine to expose us to currency gains and losses in addition to gains and losses from our basic operations. The magnitude and direction of future currency exposure cannot be predicted, nor can we assure you that we will be able to manage such exposure to our benefit or to a neutral effect.

         WE HAVE MANY COMPETITORS WHICH HAVE SUBSTANTIALLY GREATER FINANCIAL AND OTHER RESOURCES THAN WE DO AND THESE COMPETITORS MAY NEGATIVELY AFFECT OUR BUSINESS.

         The wear plate solutions industry is highly competitive. We have numerous competitors worldwide, including Triton, Inc., Trimay, Ltd., Australian National Industries, Ltd., Australian Overseas, Ltd., Abresist Corporation and Duraweld, Ltd. We compete in our chosen markets against several larger multi-national companies, all of which are well-established and have substantially greater financial and other resources than we maintain. Competitive market conditions could adversely affect our results of operations if we are required to reduce product prices to remain competitive or if we are unable to achieve significant sales of our products.

      OUR BUSINESS WOULD BE MATERIALLY AND ADVERSELY AFFECTED IF WE WERE UNABLE TO RECEIVE MATERIALS AT PRICES AND ON TERMS PRESENTLY MADE AVAILABLE TO US BY OUR PRINCIPAL SUPPLIERS.

      We presently purchase our principal raw materials, steel and alloy compound components, from a limited number of suppliers. There are no written contracts between us and our suppliers, and requirements are purchased using individual purchase orders, with customary terms regarding payment, quality and delivery. Although we believe that alternatives are readily available from other suppliers, we cannot assure you that we will be able to continue to obtain desired quantities of materials on a timely basis at prices and on terms deemed reasonable by us. Our business would be materially and adversely affected if we are unable to continue to receive materials at prices and on terms comparable to those presently made available to us by our principal suppliers.

         SINCE WE DEPEND HEAVILY UPON ELECTRICAL POWER FOR OUR OPERATIONS, ANY INCREASE IN PRICES WOULD HAVE A MATERIAL ADVERSE AFFECT ON OUR RESULTS OF OPERATIONS.

         We consume a large amount of electrical power during production. The amount of electrical power consumed during the Arcoplate process represents approximately 15% of our overall production costs. There may be fluctuations in the price of electricity due to changes in the regulation of utility companies in Australia, and in other jurisdictions where we may engage in production. We cannot assure you that we will be able to continue to obtain our energy supplies at current prices.

         PURCHASERS OF OUR SHARES OF COMMON STOCK MAY BE UNABLE TO SELL THEIR SHARES BECAUSE ANY MARKET THAT DEVELOPS MAY BE LIMITED.

         There is currently no public market for our common stock and any public market that develops may be limited. We intend to apply for listing on the OTC Bulletin Board, but we cannot assure you that we will be approved for listing. We cannot assure you that any market for the shares will develop or, if it develops, that it will be sustained.

PART II

OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

         There are no material legal proceedings pending or, to our best knowledge, threatened against us.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a), (b), (c) and (d) None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following exhibits are filed as part of this registration statement:

EXHIBIT NO.  DESCRIPTION                          LOCATION

3.1          Certificate of Incorporation         Incorporated  by  reference to
                                                  Exhibit  3.1 to Alloy  Steel's
                                                  Registration Statement on Form
                                                  SB-2,    as    amended    (the
                                                  "Registration     Statement"),
                                                  filed with the SEC on November
                                                  2, 2000.

3.2          By-laws                              Incorporated  by  reference to
                                                  Exhibit  3.2 to Alloy  Steel's
                                                  Registration Statement.

4.1          Specimen Certificate                 Incorporated  by  reference to
                                                  Exhibit  4.1 to Alloy  Steel's
                                                  Registration Statement.

10.1         Stock Option Plan                    Incorporated  by  reference to
                                                  Exhibit 10.1 to Alloy  Steel's
                                                  Registration Statement.

10.2         License Agreement, dated May 4,      Incorporated  by  reference to
             2000, between Alloy Steel and        Exhibit 10.2 to Alloy  Steel's
             Kenside Investments, Ltd.            Registration Statement.

10.3         Employment Agreement, dated          Incorporated  by  reference to
             October 2, 2000, between Alloy       Exhibit 10.3 to Alloy  Steel's
             Steel and Gene Kostecki              Registration Statement.

10.4         Employment Agreement, dated          Incorporated  by  reference to
             October 2, 2000, between Alloy       Exhibit 10.4 to Alloy  Steel's
             Steel and Alan Winduss               Registration Statement.

10.5         Consulting Agreement, dated          Incorporated  by  reference to
             October 2, 2000, between Alloy       Exhibit 10.5 to Alloy  Steel's
             Steel and Berryhill Investments,     Registration Statement.
             Ltd.

10.6         Consulting Agreement, dated          Incorporated  by  reference to
             October 2, 2000, between Alloy       Exhibit 10.6 to Alloy  Steel's
             Steel and Chartreuse Nominees        Registration Statement.
             Pty. Ltd.

10.7         Amended and Restated Consulting      Incorporated  by  reference to
             Agreement, dated October 2, 2000,    Exhibit 10.7 to Alloy  Steel's
             between Alloy Steel and Persia       Registration Statement.
             Consulting Group, Inc.

10.8         Consulting Agreement, dated          Incorporated  by  reference to
             October 2, 2000, between Alloy       Exhibit 10.8 to Alloy  Steel's
             Steel and Ragstar Investments,       Registration Statement.
             Ltd.

10.9         Consulting Agreement, dated          Incorporated  by  reference to
             October 2, 2000, between Alloy       Exhibit 10.9 to Alloy  Steel's
             Steel and Alan Winduss Pty. Ltd.     Registration Statement.

10.10        Consulting Agreement, dated          Incorporated  by  reference to
             October 2, 2000, between Alloy       Exhibit 10.10 to Alloy Steel's
             Steel and Ames Nominees Pty. Ltd.    Registration Statement.

10.11        Lease Agreement, dated July 1,       Incorporated  by  reference to
             2000, between Alloy Steel and        Exhibit 10.11 to Alloy Steel's
             Raglan Securities Pty. Ltd.          Registration Statement.

10.12        Asset Purchase Agreement, dated      Incorporated  by  reference to
             October 2, 2000 between Alloy        Exhibit 10.12 to Alloy Steel's
             Steel and Collier Unit Trust         Registration Statement.

EXHIBIT NO.  DESCRIPTION                          LOCATION

10.13        Equipment Purchase Agreement,        Incorporated  by  reference to
             dated October 2, 2000, between       Exhibit 10.13 to Alloy Steel's
             Alloy Steel and Collier Unit Trust   Registration Statement.

10.14        Asset Purchase Agreement, dated      Incorporated  by  reference to
             October 2, 2000, by and among        Exhibit 10.14 to Alloy Steel's
             Alloy Steel and Gene Kostecki and    Registration Statement.
             Alan Winduss

         (b) Reports on Form 8-K.

         On August 16, 2001, Alloy Steel filed a Form 8-K in connection with the dismissal of its former independent certified public accountants, Feldman Sherb & Co., LLP. Further, the Form 8-K stated that Alloy Steel had retained new independent certified public accountants, HJ & Associates, L.L.C.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 20, 2001                      ALLOY STEEL INTERNATIONAL, INC.

                                           By:  /s/  Alan Winduss
                                               ---------------------------------
                                                 Alan Winduss, Chief Financial
                                                     Officer