Form 10KSB
period 2001-09-30
ALLOY STEEL INTERNATIONAL INC
filed 2002-02-12
CIK 1127454

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

     Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2001


                        Commission File Number 000-32875


                         ALLOY STEEL INTERNATIONAL, INC.
                 (Name of Small Business Issuer in its charter)

                  Delaware                                                  98-0233941
      (State or other jurisdiction of                                     (I.R.S. Employer
       incorporation or organization)                                     Identification No.)

          42 Mercantile Way Malaga
       P.O. Box 3087 Malaga D C 6945
             Western Australia
  (Address of Principal Executive Offices)

Issuer's telephone number:  61 + (8) + 9248 3188

Securities registered under Section 12(b) of the Exchange Act:                   None

Securities registered under Section 12(g of the Exchange Act:         Common Stock, $0.01 Par Value
of the Exchange Act:


      Check  whether  the issuer (1) filed all  reports  required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X ] No: [ ___ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB [_]

      The Issuer's revenue for the fiscal year ended September 30, 2001 was $2,862,228.

      The aggregate market value of voting stock held by non-affiliates of the registrant was $3.7 million as of January 17, 2002.

      As of January 17, 2002, the issuer had a total of 16,950,000 shares of Common Stock outstanding. Transitional Small Business Disclosure Format (check one):

                                         Yes [ ] No [ X ]

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

      Alloy Steel International, Inc. was incorporated in Delaware in May 2000. Our principal executive office is located at 42 Mercantile Way Malaga, Malaga D C 6945, Western Australia. Our telephone number is 61 + (8) + 9248 3188. Our Internet address is www.alloysteel.net.


      OVERVIEW OF BUSINESS


      ARCOPLATE

      We manufacture and distribute Arcoplate, a wear-resistant fused-alloy-clad steel wear plate, through a patented production process. The Arcoplate process enables an alloy overlay to be smoothly and evenly applied to a sheet of steel, creating a metallurgical bond between the alloy and the steel that is resistant to wear caused by impact, abrasion and erosion. We believe that, in the mining and mineral processing industries, wear is the primary cause of down time, the period of time when machinery is not in operation due to wear or malfunction. We believe that our Arcoplate product line will substantially lower down time and the resulting loss of production for our customers. Alloy Steel International was incorporated in Delaware in May 2000.

      Although welded wear plates have been used in the manufacturing, mining and construction industries for more than half a century, they are characterized by several functional limitations. Conventional welded wear plates have:

      o the tendency to separate into chips or fragments when subjected to high impact;

      o     uneven base metal dilution resulting in uneven alloy content; and

      o     rough surfaces resulting in poor material flow.

      We believe that Arcoplate has properties that allow it to overcome the limitations of conventional wear plate. Based upon independent laboratory and field tests we believe that Arcoplate is up to six times more wear-resistant than conventional single or multiple layer wear plates due to a higher carbide content and a more homogeneous surface layer. In addition, based upon independent laboratory and field tests, we believe that Arcoplate wear plate sheets will withstand rolling and pressing, within the fabrication guidelines, into various shapes for commercial distribution.

      Our equipment is presently operating at full capacity. We anticipate that additional machinery to expand our capacity will be completed in March 31, 2002. Upon completion of the additional equipment, we intend to increase our sales and marketing efforts.

      We are presently marketing Arcoplate products to customers in the United States, South America and Australia. We intend to expand our marketing to include mining companies, original equipment manufacturers, cement plants and dredging companies in Australia, as well as in Korea, India, Indonesia, Singapore, South Africa, Japan and China.

      Unless the context otherwise requires, the description of our business, includes the operations of our predecessor, the Arcoplate Division of the Collier Unit Trust and the following:

      o     the   acquisition   of  a  license  for  the  worldwide   rights  to
            commercially exploit the Arcoplate process, with the exception of the United States, in May 2000;

      o the acquisition of certain plant equipment assets of Collier Unit Trust in October 2000; and

      o     the  acquisition of the 3-D Pipe Fitting  Cladder Process in October
            2000.

      The Arcoplate Division of Collier Unit Trust commenced operations in 1990 and is an entity controlled by Gene Kostecki, our chief executive officer, director and principal stockholder. Our initial prototype equipment commenced producing Arcoplate for sale to customers in 1991. It is anticipated that the Collier Unit Trust will continue to distribute railroad spares to the mining industry. Arcoplate Holdings (UK) PLC holds the United States rights to the Arcoplate process through Arcoplate, Inc. Arcoplate Holdings (UK) PLC received these rights from Kenside Investments Ltd., an entity controlled by Mr. Kostecki, our chief executive officer, director and principal stockholder. Presently, such rights are not being exploited. Arcoplate Holdings (UK) PLC is an affiliate of Mr. Kostecki, our chief executive officer, director and principal stockholder and Mr. Winduss, our chief financial officer, principal stockholder and a director. Arcoplate Holdings (UK) PLC is in violation of this license and Kenside Investments Ltd. has attempted to revoke the license. ___ Certain directors of Arcoplate Holdings (UK) PLC are disputing this revocation. Until this matter is resolved, neither Arcoplate Holdings (UK) PLC nor Kenside Investments Ltd. are in a position to grant to us a U.S. license. Once this matter is resolved, we will attempt to negotiate a U.S. license in an arms-length transaction.


      3-D PIPE FITTING CLADDER PROCESS

      We intend to commercially utilize the 3-D Pipe Fitting Cladder process, a computer-driven and software-based mechanical system for industrial use. The 3-D Pipe Fitting Cladder process enables wear resistant alloy coatings to be applied to pipe fittings, where wear is most likely to occur. In pipefittings, wear generally occurs in pipe bends, elbow pipe joints, pipe "T" sections and pipe "Y" sections. Through the 3-D Pipe Fitting Cladder process, we apply alloy coatings to the interior surfaces of pipefittings. We believe that the mining and mineral industries, among others, would benefit from the reduced abrasive wear and downtime associated with the use of the 3-D Pipe-Fitting Cladder process.



      THE WEAR PLATE SOLUTIONS INDUSTRY

      We believe that wear in the operating workplace is the largest factor leading to production losses in the mining, mineral-processing, and steel manufacturing industries and, consequently, wear plate solutions are an integral resource for businesses with wear-related concerns. The wearing of metal parts is generally defined as a gradual decay or breakdown of the metal. A metal part is usually worn by combinations of two or more types of wear. Because the wear of equipment may have multiple causes, the selection of alloy wear plate solutions can be a relatively complex process. There are five major types of wear: abrasive wear, sliding wear, erosion, fretting and gouging.

      In order to minimize the effects of wear, businesses have traditionally employed such wear-combating materials as rubber compounds, ceramics, alloy castings, welded overlay wear plate, and quenched and tempered carbon steel plate. We believe that each of these materials offers a limited solution to the problem of wear, and that conventional welded overlay wear plate has a tendency to spall (separate) under high impact conditions. While tungsten carbide is generally recognized by the mining, mineral-processing and steel manufacturing industries as the most wear-resistant material available for industrial use due to its high carbide content, we believe that the costs associated with tungsten carbide are too high to be a practical wear plate solution for most businesses. We believe that the Arcoplate process provides businesses with solutions to most wear-related problems at a cost competitive with traditional welded overlay wear plate, and substantially lower than tungsten carbide. In addition, we believe that the 3-D Pipe Fitting Cladder process will provide businesses with solutions for the problem of wear and down time in pipe fitting systems, reducing the costs associated with lost production and the replacement of worn pipe fittings.


      OUR STRATEGY

      Our objective is to become an international market leader in wear-resistant alloy steel products and to establish significant market share and brand awareness for Arcoplate and the 3-D Pipe Fitting Cladder process within the mining, mineral-processing and steel industries. We intend to accomplish our objectives by first establishing a market presence in Australia, and then developing an international market presence, focusing on India, South America, Brazil, Indonesia, the United States, and Canada. We believe that we can capitalize on our existing patented process for producing Arcoplate through the direct manufacture and sale of Arcoplate-based products to original equipment manufacturers and distributors worldwide. At the local level, we intend to combine targeted marketing with advertising in trade journals, newspapers and magazines. At the international level, we intend to establish market presence by visiting international trade shows, presenting technical papers at industry conferences, and appointing distributors who will be supplied with samples of Arcoplate and who will be trained to present Arcoplate products as a solution for wear-related problems.

      Products And Applications


      Characteristics Of Arcoplate

      Many of our claims with respect to the physical characteristics of Arcoplate have been subjected to studies and testing, performed by independent laboratories, universities and other testing facilities, of Arcoplate's various properties such as bond strength, specific hardness, density, hardness, resonance and wear resistance.

      Based upon independent laboratory and field tests, we believe that Arcoplate is adaptable to a wide range of industrial applications, and that Arcoplate significantly reduces wear in any application where abrasive materials come into contact with steel surfaces.

      Arcoplate is designed for installation and use where the wear of parts and machinery frequently occurs, including:

      o     the mining of iron, gold, nickel, copper and other ores;

      o     brick and cement works and power stations;

      o the manufacture of ore feed bins, transfer chutes, dredging systems and conveyor side skirts;

      o     bulldozer arms and blades; and

      o     truck box liners and bucket loader liners.

      Our product lines include a range of standard alloy overlay plates. Our products are designed for ease of handling and can be fabricated to suit our customers' equipment and needs regarding shape, size, weight, and other factors. Sheets of Arcoplate can be welded together to cover large surface areas, and can be cut into a range of shapes, while still maintaining resistance to wear. We also provide consultation services to customers and their design engineers with particular wear-related problems, and we can formulate Arcoplate to meet the specific requirements of our customers.

      Based upon independent laboratory and field tests, we believe that our proprietary method of manufacturing Arcoplate results in a product that has many technical advantages over conventional weld clad plates. Conventional weld clad plates are generally characterized by structural weaknesses and limited wear resistance resulting from inefficient production methods. In order to achieve a wear-resistant flat surface, conventional wear plates must be rolled and pressed after its layers of hardfacing have been welded together. Post production rolling and pressing can result in a weakened surface structure that cannot withstand high impact conditions. The Arcoplate process does not require post production rolling and pressing. During the Arcoplate process, the plate is coated with the desired alloy thickness in one application, resulting in a uniform and, therefore, structurally sound, surface. The Arcoplate process also ensures that the overlay has a uniform and high carbide content, which makes the plate more resistant to wear than a traditional welded wear plate. The higher content of carbide in Arcoplate greatly increases its wear resistance.


      CHARACTERISTICS OF THE 3-D PIPE FITTING CLADDER PROCESS


      We believe that the 3-D Pipe Fitting Cladder process overcomes many of the problems associated with pipe fitting wear. Pipefittings are extensively used in the dredging, mineral processing, coal-fired power generation, cement manufacturing, and oil refinery industries, where materials are frequently transported in enclosed pipe. Due to their angled and/or curved structures, pipefittings generally have higher wear resulting in a much shorter working life than ordinary straight pipe, because material flow does not flow uniformly through pipe fittings. In order to increase the wear-resistance of the pipefittings, the 3-D Pipe Fitting Cladder process deposits a profiled layer of wear-resistant alloy on to wear-susceptible interior surfaces.

     We believe that the wear of pipefittings in industrial pipe results in substantial production losses due to down time and cost expenditures for replacement parts. By uniformly applying alloy coatings to the interior surfaces of pipe fittings with the 3-D Pipe Fitting Cladder process, we believe that the need for replacement parts, abrasive wear and down time will be greatly reduced. We believe that the 3-D Pipe Fitting Cladder process enables a variety of different alloys to coat the interior surfaces of pipefittings, and it will therefore be adaptable for use in many different industrial settings.

      INDEPENDENT LABORATORY AND FIELD TESTS

      We base our beliefs regarding Arcoplate's high wear-resistance on our observations of Arcoplate's performance in industrial use, our correspondence with mining and mineral processing businesses that have used Arcoplate, and the results of independent laboratory and field tests.

      A study conducted by the Central Power Research Institute of Bangalore, India, in 1997, concluded that Arcoplate has 13.6 times less erosion loss and
65.0 times less abrasion than mild steel. The study further concluded that Arcoplate offers wear-resistance against low stress abrasion at a factor of 6.5:1 or greater over several times of multiple layer wear plates. A study conducted by Metlabs (a division of AUST-AMET Pty. Ltd.) of Welshpool, Australia in November 1997 reported that "[t]he abrasion and wear resistance of [Arcoplate] would be expected to be good due to the consistency of the microstructure and high hardness values and the underlying steel structures." A trial of Arcoplate conducted by the Hamersley Iron Paraburdoo iron ore processing plant, in October 1992 in Western Australia, concluded that Arcoplate was eight times more wear resistant than its multiple layer wear plate counterpart.


      SALES AND MARKETING

      To date, most of our orders have been the result of unsolicited inquiries from prospective customers who have learned of our Arcoplate products on a word-of-mouth basis in their respective industries. For the year ended September 30, 2001, 29 customers accounted for 96% of sales. Sales to such customers ranged from 1% of sales to 25% of sales.

      We intend to achieve market penetration in selected major markets through a multi-step process consisting of:

      o     presentation of technical papers at industry related seminars;

      o initial discussions of the application highlighting the advantages of Arcoplate;

      o initial discussions of the application highlighting the advantages of the 3-D Pipe Fitting Cladder process;

      o an engineering and marketing evaluation by the prospective customer of sample material and demonstration products; and

      o licensing a production program where appropriate expenditures are made on tooling, equipment and quality control necessary to fulfill market requirements.

      We anticipate incurring increased expenditures in connection with our marketing activities. Our marketing activities are also expected to include substantial applications engineering support to assist in the development of products for specific customers and markets, evaluation of Arcoplate and the 3-D Pipe Fitting Cladder by institutions that specialize in technology and/or markets of this type, development of appropriate sales materials such as specification sheets and corporate brochures, and promotion through appearances at selected trade shows and selective advertising in journals and the trade press.

      In order to develop our Australian and international customer base, we intend to contact many major mining and mineral processing companies to determine their current methods for minimizing down time due to wear-related problems. We intend to establish initial contact with these companies by telephone, followed by a targeted mailing containing a letter with brochures and case histories provided to us by current customers. After prospective customers have had the opportunity to review the contents of our targeted mailing, we will attempt to set up a meeting with key employees of the prospective customer in order to review their operations, materials, wear-related problems, and frequency of shut-downs so that we may then suggest specific Arcoplate products, 3-D Pipe Fitting Cladder procedures and other solutions to reduce down time. For original equipment manufacturers, we will attempt to review existing operations in order to determine how our products may assist in enhancing equipment performance. We intend to hold seminars in our offices, or at our customers' places of business, with operations managers, maintenance superintendents and maintenance schedulers, individuals who are directly responsible for production and machinery performance.

      In addition, we intend to market our Arcoplate products to consultant engineering companies so that they may ultimately incorporate Arcoplate materials into their equipment designs. We will offer the services of our own engineering department to assist consultant engineers with design planning in order to maximize material flow, and to minimize wear and down time.

      ACQUISITION OF TECHNOLOGY

      In May 2000 we acquired an exclusive license from Kenside Investments, Ltd., for a 25 year term, to develop and market the proprietary Arcoplate process, and to commercially exploit the patent rights and technology rights related to the Arcoplate process worldwide, with the exception of the United States in exchange for 4,760,000 shares of our common stock. The patent rights include those rights encompassed by a U.S. patent and a Canadian patent which were initially assigned to investors George W. Browne and Gene Kostecki, our chief executive officer. The rights to the patents, and the underlying Arcoplate process technology, were ultimately transferred to Kenside Investments, Ltd. Pursuant to the license from Kenside Investments, we have the option to extend the license for three terms of 10 years each. The license provides for royalty payments to Kenside Investments, Ltd., in an amount equal to 2% of our net sales of Arcoplate products. Gene Kostecki, our chief executive officer, director and principal stockholder, controls Kenside Investments, Ltd.

      In October 2000, we acquired, from Gene Kostecki and Alan Winduss, the right to utilize and commercially exploit the 3-D Pipe Fitting Cladder process in exchange for an aggregate of 3,413,750 shares of common stock. In October 2000, we acquired from Collier Unit Trust, certain mill and office equipment assets relating to the manufacture, sale and distribution of Arcoplate in exchange for 1,250,000 shares of common stock. In October 2000, we acquired, from Collier Unit Trust, certain plant machinery relating to the manufacture, sale and distribution of Arcoplate for a purchase price of $880,891. Mr. Kostecki controls Collier Unit Trust.


      INTELLECTUAL PROPERTY

      We believe that protection of our licensed proprietary technology and know-how is critical to the development of our business. We have obtained patents for process in United States, Mexico, Brazil, Canada, Japan, Burma, South Korea, Australia, France, Germany, Great Britain, Greece, Italy, Belgium, Netherlands and Sweden. We do not have intellectual property protection for the 3-D Pipe Fitting Cladder process. We cannot assure you that our existing patent rights, or any other patent rights that may be granted, will be valid and enforceable or provide us with meaningful protection from competitors. We cannot assure you that any pending patent application will issue as a patent or that any claim thereof will provide protection against infringement. If our present or future patent rights are ineffective in protecting us against infringement, our marketing efforts and future revenues could be materially and adversely affected. In addition, if a competitor were to infringe our patent rights, the costs of enforcing our patent rights may be substantial or even prohibitive.


      RESEARCH AND DEVELOPMENT

      We are engaged in the development of new products and improvements to our existing products and we intend to maintain laboratory facilities for these purposes as well as a network of outside independent test laboratories and specialty subcontractors. Our past research and development efforts were focused on Arcoplate's wear resistance, as compared with the wear plate solutions of our competitors. For the year ended September 30, 2001, we incurred no research and development expenses. In the future, we intend to allocate one-half of 1% of sales to research and development expenditures. We expect that our techniques will continue to be developed and refined through empirical tests and prototype development. We expect that we will devote substantial resources to research and development efforts.


      MANUFACTURING AND SUPPLY


      The raw materials we employ are principally steel and a proprietary alloy compound. We presently purchase steel from and alloy materials from various suppliers. Two of our suppliers, Cometals and Di Candilo Steel City, account for more than 10% of the raw material we require. They supply our Company with Ferro Chrome and mild steel plates. We also rely heavily on the use of fluxes, devices designed to remove impurities, during the manufacturing process. We purchase our requirements for fluxes from various suppliers, we cannot assure you that we will be able to continue to obtain desired quantities of steel, alloy and fluxes on a timely basis at prices and terms deemed reasonable by us. We monitor the quality of our products by frequent tests and material certification, and we intend to maintain a strict internal quality control system to monitor the quality of production at our facility.



      GOVERNMENT REGULATION

      Our Arcoplate manufacturing plant is subject to many laws and regulations relating to the protection of the environment. These laws and regulations impose requirements concerning, among other matters, the treatment, acceptance, identification, storage, handling, transportation and disposal of industrial by-products, hazardous and solid waste materials, waste water, air emissions, noise emissions, soil contamination, electromagnetic radiation, surface and groundwater pollution, employee health and safety, operating permit standards, monitoring and spill containment requirements, zoning, and land use. We frequently examine ways to minimize any impact on the environment and to effect cost savings relating to environmental compliance. Our management believes that we are in material compliance with all applicable environmental laws and that our products and processes do not present any unusual environmental concerns. Our management further believes that the cost of compliance with all applicable environmental laws is approximately $15,000 per year.

      Our operations are also governed by laws and regulations relating to workplace safety and health, principally under the Australian Occupational Safety and Health Act -- 1984 (WA), which, among other requirements, establish employee training, supervision and general safety standards. Our management believes that we are in material compliance with all applicable workplace safety and health laws and that our products and processes do not present any unusual safety concerns.

      We require, and must comply with, various authorizations, permits and licenses to conduct our operations. Government agencies continually monitor our compliance with authorization, permits and licenses and our facilities are subject to periodic unannounced inspection by local, state and federal authorities. Violations of any permit or license, if not remedied, could result in our incurring substantial fines, or suspension of our operations.


      COMPETITION

      The wear plate solutions industry is highly competitive. We compete in our chosen markets against several larger multi-national companies, all of which are well-established in those markets and have substantially greater financial and other resources than we do. Competitive market conditions could adversely affect our results of operations if we were required to reduce product prices to remain competitive or if we are unable to achieve significant sales of our products. Wear-resistant alloy steel plates are manufactured by numerous corporations worldwide. In the United States and Canada, major manufacturers of wear plates include Triton, Inc. and Trimay, Ltd. In Australia, major manufacturers of wear plates include Australian National Industries, Ltd. and Australian Overseas, Ltd. Other major manufacturers in the European Union and Asia include Vautid (Gmd.) and Duraweld.


      EMPLOYEES

      We employed 17 persons on a full-time basis as of October 23, 2001, including two executive officers, six manufacturing personnel and three persons engaged in sales and marketing activities. None of our employees is a member of a labor union. We consider our relationship with our employees to be good. We anticipate hiring approximately six additional manufacturing employees, two additional research and product development employees and two additional sales and marketing employees in the next 12 months.


ITEM 2.  DESCRIPTION OF PROPERTY

      We lease our facility in Perth, Australia, at a monthly rental of $7,083 per month. The lease expires in June 2005. Of the total 26,000 square foot area of the facility, approximately 4,000 square feet will be utilized for office space and approximately 22,000 square feet will be utilized for manufacturing operations dedicated to Arcoplate manufacturing, secondary processes and warehousing. The facility is designed for expansion of capacity to match our anticipated needs. We believe that the replacement value of the facility is presently adequately covered by insurance.


ITEM 3.  LEGAL PROCEEDINGS

      There are no material legal proceedings pending or, to our best knowledge, threatened against us.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security-holders through the solicitation of proxies or otherwise during the three months ended September 30, 2001.

                           FORWARD-LOOKING STATEMENTS

      Information included or incorporated by reference in this filing may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

      This filing  contains  forward-looking  statements,  including  statements regarding, among other things, (a) Alloy Steel's projected sales and profitability, (b) Alloy Steel's growth strategies, (c) anticipated trends in Alloy Steel's industry, (d) Alloy Steel's future financing plans and (e) Alloy Steel's anticipated needs for working capital. These statements may be found under "Management's Plan of Operation" and "Business," as well as in this filing generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, Alloy Steel will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

      Alloy Steel's common stock has been quoted on the Over-the-Counter Bulletin Board maintained by National Association of Securities Dealers since August 28, 2001. Since August 28, 2001, Alloy Steel's common stock has been quoted under the symbol "AYSI."

      The following table sets forth the range of high and low bid quotations for each calendar quarter for Alloy Steel's common stock since it stock began quotation on August 28, 2001.

                                                   Bid Price Per Share
                                                   -------------------

                                                     High        Low
                                                     ----        ---

              August 28, 2001 - September 28, 2001  $2.50       $1.00

              October 1, 2001 - December 31, 2001   $3.50       $1.02

              January 1, 2002 - January 15, 2002    $1.02        $.60

      The above prices were obtained from Nasdaq, Inc. The quotations represent inter-dealer quotations, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

      As of January 16, 2002, Alloy Steel's believes there were approximately 32 holders of record of Alloy Steel's common stock.

      The Directors may from time to time declare, and Alloy Steel may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law. To date, no dividends have been declared or paid by Alloy Steel.


      RECENT SALES OF UNREGISTERED SECURITIES

      Since our inception, we have sold unregistered securities as described below. There were no underwriters involved in the transactions and there were no underwriting discounts or commissions paid in connection therewith, except as disclosed below. Unless otherwise indicated, the issuances of these securities were considered to be exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The purchasers of the securities in such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the certificates for the securities issued in such transaction. The purchasers of the securities in the transactions had adequate access to information about us.

      On May 4, 2000, Kenside Investments, Ltd, an accredited investor, was issued 4,760,000 shares of common stock for a license to commercially exploit the Arcoplate process worldwide, under Section 4(2) of the Securities Act. Kenside Investments, Ltd. is controlled by Gene Kostecki, our chief executive officer, director, and principal stockholder.

      In June 2000, in connection with a private financing to accredited investors pursuant to Rule 506 Regulation D, we sold 2,217,500 shares of our common stock to the individuals and in the amounts set forth below.

                                                                                      PRICE
                                                                   NUMBEROF            PER
DATE OF CLOSING    NAME                                             SHARES            SHARE
                                                                   --------          ------

June 30, 2000      Janice Magill                                   31,250           $0.16
June 30, 2000      Jennifer Richards                               31,250           $0.16





                                                                   NUMBEROF            PER
DATE OF CLOSING    NAME                                             SHARES            SHARE
---------------    ----                                            --------          ------

June 30, 2000      Judith Saunders                                 31,250           $0.16
June 30, 2000      Barbara Kearney                                 31,250           $0.16
June 30, 2000      Jillian Clazie                                  31,250           $0.16
June 30, 2000      Norma Kearney                                   31,250           $0.16
June 30, 2000      Gene Kostecki                                   919,500          $0.16
June 30, 2000      Alan Winduss                                    308,000          $0.16
June 30, 2000      Balmere Assets Ltd.                             40,000           $0.25
June 30, 2000      Robert McDougall                                400,000          $0.25
June 30, 2000      Allan Bray                                      100,000          $0.25
June 30, 2000      Dave Peters                                     40,000           $0.25
June 30, 2000      Yeowart Gregory                                 20,000           $0.25
June 30, 2000      Terry Taylor                                    10,000           $0.25
June 30, 2000      New Wave Nominees Pty. Ltd.                     62,500           $0.25
June 30, 2000      Gillian Woodford                                100,000          $0.25
June 30, 2000      Darren Whittaker                                10,000           $0.25
June 30, 2000      Joris Claessens                                 20,000           $0.25

--------------------------------------------------------------------------------------------
      Between  June and July 2000,  in  connection  with a private  financing to accredited  investors  pursuant to pursuant to Rule 506 of Regulation D, we sold
1,718,750  shares  of our  common  stock at a price of  $0.16  per  share to the individuals listed below.

                                                                          Number of
Date of Closing    Name                                                    Shares
---------------    ----                                                   ---------

June 28, 2000      Hong Zhu                                              62,500
June 28, 2000      Po-Chin King                                          125,000
June 28, 2000      Wei Z. Yen                                            250,000
June 28, 2000      Jinsheng Yi                                           62,500
June 28, 2000      Shuhai Guo                                            62,500
June 28, 2000      Xiangdong Liang                                       125,000
June 29, 2000      Peter Che Nan Chen                                    593,750
June 29, 2000      Sui Wa Chau                                           312,500
July 5, 2000       Chung Kuan Yen                                        125,000


      On October 2, 2000, Gene Kostecki, our chief executive officer, director, and principal stockholder and an accredited investor, was issued 2,731,000 shares of common stock in connection with the purchase of the 3-D Pipe Fitting Cladder process, under Section 4(2) of the Securities Act.

      On October 2, 2000, Alan Winduss, our chief financial officer, director, and principal stockholder and an accredited investor, was issued 682,750 shares of common stock in connection with the purchase of the 3-D Pipe Fitting Cladder process, under Section 4(2) of the Securities Act.

      On October 2, 2000, Collier Unit Trust, an affiliate of our chief executive officer and director, was issued 1,250,000 shares of common stock in connection with the purchase of plant equipment assets, under Section 4(2) of the Securities Act.

      On October 2, 2000, Alan Winduss Pty. Ltd., an affiliate of our chief financial officer and director, was issued 312,500 shares of common stock under
Section 4(2) of the Securities Act for financial consulting services with respect to doing business in Australia.

      On October 2, 2000, Ames Nominees Pty Ltd., an affiliate of our chief executive officer and director, was issued 937,500 shares of common stock under
Section 4(2) of the Securities Act with respect to technical advisory services.

      On October 2, 2000, Berryhill Investments, Ltd., a sophisticated investor, was issued 150,000 shares of common stock for corporate development consulting services under Section 4(2) of the Securities Act.

      On October 2, 2000, Chartreuse Nominees Pty. Ltd., an affiliate of our chief financial officer and director, was issued 500,000 shares of common stock under Section 4(2) of the Securities Act for financial consulting services with respect to doing business in Latin America.

      On October 2, 2000, Persia Consulting Group, Inc., a sophisticated investor, was issued 1,350,000 shares of common stock for financial consulting services with respect to doing business in the United States under Section 4(2) of the Securities Act.

      On October 2, 2000, Ragstar Investments, Ltd., an affiliate of our chief financial officer and director, was issued 90,000 shares of common stock under
Section 4(2) of the Securities Act for financial consulting services with respect to doing business in China.


      On October 2, 2000, Silverman, Collura & Chernis, P.C., former counsel to Alloy Steel, was issued 300,000 shares of common stock for legal services under
Section 4(2) of the Securities Act. Alloy Steel disputes whether Silverman, Collura & Chernis, P.C. are entitled to these shares.

      In the second quarter of 2001, David Gonzalez, our Vice President, was issued 50,000 shares of common stock for legal services under Section 4(2) of the Securities Act.


      In September 2001, we entered into an Equity Line of Credit pursuant to which we could sell up to $10 million of common stock to Cornell Capital Partners. We issued 200,000 shares of common stock to Cornell Capital Partners. In January 2002, we terminated the Equity Line of Credit. We are negotiating a new Equity Line of Credit with Cornell Capital Partners, which we expect to complete within the next several weeks.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements, the notes to our financial statements and the other financial information contained elsewhere in this filing.


      OVERVIEW

      We manufacture and distribute Arcoplate, a wear-resistant fused-alloy-clad steel plate, which is manufactured by a patented production process. The Arcoplate process enables an alloy overlay to be evenly applied to a mild steel backing, creating a metallurgical bond between the alloy and the mild steel that is resistant to wear caused by impact, abrasion and erosion. We believe that wear is the primary cause of down time and lost production in mining and mineral processing, and that our Arcoplate product line will substantially lower the down time and lost production for our customers.


      We are also developing, for manufacture and distribution, the 3-D Pipe Fitting Cladder process, a computer-driven and software-based mechanical system for industrial use. The 3-D Pipe Fitting Cladder process enables wear resistant alloy coatings to be applied to pipefittings, where wear is most likely to occur. In pipefittings, wear generally occurs in pipe bends, elbow pipe joints, pipe "T" sections and pipe "Y" sections. Through the 3-D Pipe Fitting Cladder process, we apply alloy coatings to the interior surfaces of pipefittings. We believe that the mining and mineral industries, among others, would benefit from the reduced abrasive wear and downtime associated with the use of the 3-D Pipe-Fitting Cladder process.



      PLAN OF OPERATION

      Our objective during the next 12 months is to expand our capacity to produce Arcoplate. We believe that additional machinery to produce Arcoplate will be operational by March 31, 2002 and will cost an additional $175,000. The additional machinery will supplement our prototype machinery which we have utilized to generate our sales. We believe that with the addition of new equipment we will have the capacity to produce Arcoplate which will have a resale value of $15-$20,000,000. However, we cannot assure you that we will achieve such capacity or generate such sales. We will also attempt to further increase the capacity of our facility. We believe that the cost of additional equipment which would result in a capacity to produce additional Arcoplate with a $15,000,000 - $20,000,000 resale value would cost $1,500,000 to $2,000,000. In addition,  we intend to build the  machinery  for the 3-D Pipe  Fitting  Cladder
Process, the cost of which is approximately $500,000. We intend to seek additional financing for these capital expenditures, but we cannot assure you that we will be able to obtain such financing. In the event that we are not able to obtain such additional financing, we will attempt to finance such expenditures out of operations or we will attempt to continue operations without such capital expenditures.

      Based upon our expanded capacity as a result of the completion of additional machinery in March 2002, we intend to add two employees to our sales and marketing staff, six employees to our manufacturing staff and two employees to our research and development staff. We intend to achieve market penetration through a multi-step process consisting of:

      o    presentation of technical papers at industry related seminars;

      o initial discussions of the application highlighting the advantages of Arcoplate;

      o an engineering and marketing evaluation by the prospective customer of sample material and demonstration products; and

      o licensing a production program where approximate expenditures are made on tooling, equipment and quality control necessary to fulfill market requirements.

      We also intend to continue our research and development activities with respect to our products. We intend to allocate approximately one-half of 1% of sales to research and development activities.

      RESULTS OF OPERATIONS


      SALES

      Alloy Steel had sales of $2,862,228 for the year ended September 30, 2001. These sales consist primarily of the sale of our Arcoplate product. Substantially all of our sales during the periods were denominated in Australian dollars. Sales were converted into U.S. dollars at the conversion rate of $0.52369 representing the average foreign exchange rate for the year ended September 30, 2001.


      COSTS OF SALES

      Alloy Steel had cost of sales of $1,235,181 for the year ended September 30, 2001, resulting in gross profit of $1,627,047. Cost of sales consists primarily of the cost of metals used to manufacture the Arcoplate.


      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


      Alloy Steel had selling, general and administrative expenses of $1,524,457 for the year ended September 30, 2001. Our general and administrative expenses consist primarily of administrative expenses $621,956, compensation and consulting expenses of $534,400, royalties $55,859, legal expenses $36,639, marketing expenses of $74,661, distribution expenses of $97,445, and rent of $103,497.



      INCOME BEFORE TAXES


      Alloy Steel's income before taxes was $103,733 for the year ended September 30, 2001.



      INCOME TAXES

      Alloy Steel had income taxes of $247,072 for the year ended September 30, 2001. This income tax expense related to taxes payable in Australia.


      NET LOSS


      Alloy Steel had net loss of $(143,339) or $(0.01) per share, for the year ended September 30, 2001.



      LIQUIDITY


      For the year ended September 30, 2001, the total cash provided by operating activities was $535,220, consisting primarily of common stock issued for compensation and services of $542,400 and an increase in accounts payable and other current liabilities of $646,563. These amounts were partially offset by a net loss of $(143,339), an increase in accounts receivable of $222,365 and an increase in inventories of $275,425. During the same period, our total cash used in investing activities was ($270,365), consisting primarily of payments for property, plant and equipment.

      We have funded our requirements for working capital through the sale of Alloy Steel's securities and the sale of the Arcoplate products. As of the year ended September 30, 2001, we had working capital (i.e., current assets minus current liabilities) of $10,576.


      Although we have no material commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures consistent with anticipated growth in operations, infrastructure and personnel. Our primary need for cash over the next 12 months will be to purchase equipment and machinery and to fund our working capital needs, including hiring 10 new employees. We anticipate that the funding of our working capital needs will come primarily from the cash generated from our operations. Funding for the purchase of machinery and equipment is expected to come primarily from the sale of securities. To the extent that the cash generated from our operations or from the sale of securities are insufficient to meet our working capital needs or the purchase of machinery or equipment, then we will need to raise capital from the sale of securities in private offerings or loans. We have no commitments for capital. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

      We anticipate that the machinery to expand our capacity to produce Arcoplate will be completed in March 2002 and will cost approximately $175,000.

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

      In June 2000, we completed the sale of 2,217,500 shares of common stock at a price of $0.16 and $0.25 per share in a private financing transaction to 18 accredited investors resulting in gross proceeds of $420,000. In August 2000, we completed the sale of 1,718,750 shares of common stock to nine accredited investors at a price of $0.16 per share in a private financing transaction resulting in gross proceeds of $275,000. The net proceeds of the offerings were utilized for construction of equipment in the amount of approximately $555,000 and the balance of the funds were utilized in connection with working capital and registration expenses.

      In October 2000, we acquired, from Gene Kostecki and Alan Winduss, the right to utilize and commercially exploit the 3-D Pipe Fitting Cladder process in exchange for an aggregate of 3,413,750 shares of common stock. In October 2000, we acquired from Collier Unit Trust, certain mill and office equipment assets relating to the manufacture, sale and distribution of Arcoplate in exchange for 1,250,000 shares of common stock. In October 2000, we acquired, from Collier Unit Trust, certain plant machinery relating to the manufacture, sale and distribution of Arcoplate for a purchase price of $880,891. Mr. Kostecki controls Collier Unit Trust.

      In October 2000 we entered into five-year employment agreements with Gene Kostecki, our president and chief executive officer and Alan Winduss, our chief financial officer, which provide for annual salaries of $150,000 and $80,000, respectively.

      In September 2001, we entered into an Equity Line of Credit pursuant to which we could sell up to $10 million of common stock to Cornell Capital Partners. We issued 200,000 shares of common stock to Cornell Capital Partners. In January 2002, we terminated the Equity Line of Credit. We are negotiating a new Equity Line of Credit with Cornell Capital Partners, which we expect to complete within the next several weeks.


      SIGNIFICANT CHANGES IN NUMBERS OF EMPLOYEES

      We anticipate hiring approximately six additional manufacturing employees, two additional research and product development employees and two additional sales and marketing employees in the next 12 months.


      PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT

      We anticipate that the machinery to expand our capacity to produce Arcoplate will be completed in March, 2002 and will cost approximately $175,000. In order to further expand capacity, we anticipate that we would incur capital expenditures for machinery of approximately $1,500,000 to $2,000,000 for further production equipment over the next two years. In addition, we anticipate that the cost of the machinery necessary for the 3-D Pipe Fitting Cladder process will be approximately $500,000. This machine is expected to be in operation by March 2002. The 3-D Pipe Fitting Cladder machinery includes a computer driven software mechanical system which has been designed to overlay with super alloys wear resistant coating into pipe fittings. We have no material commitments for the additional financing for the addition of the machinery to expand our capacity to produce Arcoplate or the machinery for the 3-D Pipe Fitting Cladder process.


      EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS


      In July 2001, the Financial Accounting Standards Board issued SFAS ("SFAS") No.'s 141 and 142, "Business combinations" and "Goodwill and Other Intangibles". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subjected to at least an annual assessment for impairment applying a fair-market value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. We do not anticipate these pronouncements will have a significant impact on our consolidated financial position and results of operations.

                                  RISK FACTORS

      Alloy Steel is subject to various risks that may materially harm our business, financial condition and results of operations. YOU SHOULD CAREFULLY CONSIDER THE RISKS AND UNCERTAINTIES DESCRIBED BELOW AND THE OTHER INFORMATION IN THIS FILING BEFORE DECIDING TO PURCHASE OUR COMMON STOCK. THESE ARE NOT THE ONLY RISKS AND UNCERTAINTIES THAT WE FACE. IF ANY OF THESE RISKS OR UNCERTAINTIES ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS COULD BE MATERIALLY HARMED. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.


      WE HAVE A LIMITED OPERATING HISTORY AND WE MAY NOT BE ABLE TO ACHIEVE OR MAINTAIN PROFITABILITY

      We have a limited operating history. We may incur significant operating losses as we attempt to develop and grow our business. We cannot assure you that we will achieve or maintain profitability. Until we achieve the manufacturing capacity sufficient to sustain continuous production of Arcoplate or Arcoplate-based products, we will have substantial production under capacity, and we may be unable to fill customer orders. Such events could cause us to incur substantial operating losses.


      WE WILL NOT GENERATE SUFFICIENT REVENUE TO CONTINUE OPERATIONS IF WE ARE UNABLE TO PRODUCE SIGNIFICANT COMMERCIAL QUANTITIES OF ARCOPLATE AND FUTURE ALLOY-BASED PRODUCTS

      Although we have prototype equipment, we do not currently have the equipment necessary for the manufacturing of Arcoplate in significant commercial quantities. We do not anticipate the completion of additional equipment until March, 2002 at the earliest. In addition, we do not currently manufacture the commercial equipment necessary for the implementation of the 3-D Pipe Fitting Cladder process. Accordingly, we have limited internal manufacturing capacity and no experience in manufacturing our products in industrial or significant commercial quantities. Due to our limited production capacity, we may be unable to meet demand for our products. In addition, our manufacturing operations use certain equipment which, if damaged or otherwise rendered inoperable or unavailable, could result in the disruption of our manufacturing operations. Any extended interruption of operations at our manufacturing facility would have a material adverse effect on our business.


      IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL, WE MAY NOT BE ABLE TO EXPAND OPERATIONS

      We believe that the available cash and anticipated cash flow from operations will be sufficient to satisfy our anticipated capital requirements for approximately 6 months. Accordingly, we anticipate that we will require additional financing to expand operations and pursue our plans for expansion. Such financing may take the form of the issuance of common stock or preferred stock or debt securities, or may involve bank or other lender financing. We cannot assure you that we will be able to obtain such additional financing on a timely basis, on favorable terms, or at all.


      IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR PLAN OF EXPANSION, WE WILL NOT ACHIEVE PROFITABILITY

      We plan to rapidly expand all aspects of our operations. As a result, we need to expand our financial and management controls, reporting systems and procedures. We will also have to expand, train and manage our work force for marketing, sales, engineering and technical support, product development, and manage multiple relationships with various customers, vendors, strategic partners and other third parties. We will need to continually expand and upgrade our technology and develop new products. If we are unable to manage our growth effectively, we may be unable to handle our operations, control costs or otherwise function in a profitable manner, or at all.


      THE LOSS OF ANY KEY PERSONNEL WOULD DISRUPT OUR OPERATIONS AND HURT OUR PROFITABILITY

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

      IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, WE COULD LOSE OUR COMPETITIVE ADVANTAGE

      We currently have only limited patent protection for our technology, and may be unable to obtain even limited protection for our proprietary technology in certain foreign countries. Currently, we have patents in various countries. We cannot assure you that any granted patent or pending patent application will provide protection against infringement.


      IF WE DO NOT CORRECTLY ANTICIPATE THE MAGNITUDE AND DIRECTION OF CURRENCY EXPOSURE, THERE COULD BE A MATERIAL ADVERSE IMPACT ON OUR PROSPECTS FOR PROFITABILITY

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


      WE HAVE MANY COMPETITORS WHICH HAVE SUBSTANTIALLY GREATER FINANCIAL AND OTHER RESOURCES THAN WE DO AND THESE COMPETITORS MAY NEGATIVELY AFFECT OUR BUSINESS

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


      OUR BUSINESS WOULD BE MATERIALLY AND ADVERSELY AFFECTED IF WE WERE UNABLE TO RECEIVE MATERIALS AT PRICES AND ON TERMS PRESENTLY MADE AVAILABLE TO US BY OUR PRINCIPAL SUPPLIERS

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


      SINCE WE DEPEND HEAVILY UPON ELECTRICAL POWER FOR OUR OPERATIONS, ANY INCREASE IN PRICES WOULD ADVERSELY AFFECT OUR BUSINESS AND PROFITABILITY

      We consume a large amount of electrical power during production. The amount of electrical power consumed during the Arcoplate process represents approximately 5% of our overall production costs. There may be fluctuations in the price of electricity due to changes in the regulation of utility companies in Australia, and in other jurisdictions where we may engage in production. We cannot assure you that we will be able to continue to obtain our energy supplies at current prices, and any material increase in prices of electricity would adversely affect our business and profitability.


      OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY

      There has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

      WE NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS

      We have relied on significant external financing to fund our operations. Such financing has historically come from a combination of borrowings from and sale of common stock to third parties and funds provided by certain officers and directors. We may need to raise additional capital to fund our anticipated operating expenses and future expansion. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to reduce or curtail our business operations. Any of these events would be materially harmful to our business and may result in a lower stock price.


      WE HAVE A LIMITED CUSTOMER BASE

      At present, our customer base consists primarily of companies involved in the mining and dredging industries. Our ability to operate depends on increasing our customer base and achieving sufficient gross profit margins. We cannot assure you that we will be able to increase our customer base or to operate profitably. If any of our major customers stop or delay its purchases of our products, our revenue and profitability would be adversely affected. For the year ended September 30, 2001, 29 customers accounted for 96% of our sales. We anticipate that sales of our products to relatively few customers will continue to account for a significant portion of our revenue. If these customers cancel or delay their purchase orders, our revenue may decline and the price of our common stock may fall. We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at the levels of previous periods or that we will be able to obtain orders from new customers. Although our financial performance depends on large orders from a key customers and resellers, we do not have binding commitments from any of them.


      OUR COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR SHAREHOLDERS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS

      Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

      o     With a price of less than $5.00 per share;

      o     That are not traded on a "recognized" national exchange;

      o Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

      o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

      Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult our shareholders to resell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.


      WE FACE SIGNIFICANT COMPETITION WITHIN OUR MARKET

      We expect competition to persist and intensify in the future. Our current and potential competitors offer a variety of competitive products, including products offered by Triton, Inc., Trimay, Ltd., Australian National Industries, Ltd., Australian Overseas, Ltd., Abresist Corporation and Duraweld, Ltd.

      Many of our competitors (including those identified above) are substantially larger than we are and have significantly greater financial, sales, marketing, technical, manufacturing and other resources and more established distribution channels. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. Furthermore, some of our competitors may make strategic acquisitions or establish cooperative relationships to increase their ability to rapidly gain market share by addressing the needs of our prospective customers. These competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions. If any technology is more reliable, resistant, and less expensive or has other advantages over our technology, then the demand for our products and services would decrease, which would seriously harm our business.

      We expect our competitors to continue to improve the performance of their current products and introduce new products and technologies as industry standards and customer requirements evolve. These new products and technologies could supplant or provide lower cost alternatives to our products. To be competitive, we must continue to invest significant resources in research and development, sales and marketing, and customer support.

      Increased competition is likely to result in price reductions, reduced gross margins, longer sales cycles, and loss of market share, any of which would seriously harm our business and results of operations.


      WE HAVE LIMITED MARKETING AND SALES CAPABILITY

      Because of our limited working capital, we have not had the resources to fully implement our marketing and sales strategy. In order to increase our revenues, we are in the process of further implementing a marketing and sales force with technical expertise and marketing capability. Currently, we are dependant on the technical expertise, sales, and marketing capability, of Gene Kostecki, our Chief Executive Officer, and a small marketing force. There can be no assurance that we will be able to:

      o     Establish and develop such a sales force;

      o     Gain market acceptance for our products;

      o     Obtain and retain qualified sales personnel on acceptable terms; and

      o     Meet our proposed marketing schedules or plans.

      To the extent that we arrange with third parties to market our products, the success of such products may depend on the efforts of such third parties.


      MANAGEMENT CONTROLS APPROXIMATELY 74.0% OF OUR OUTSTANDING CAPITAL STOCK, WHICH MEANS THAT MANAGEMENT HAS THE ABILITY TO APPROVE ANY MATTER REQUIRING SHAREHOLDER APPROVAL

      Management controls approximately 74.0% of our outstanding capital stock. Management can approve any matter requiring the vote of our shareholders, including the election of directors. As such, management could, without other shareholders, vote to approve a transaction that is not necessarily in the best interests of other shareholders or to reject a transaction that may be in the best interests of other shareholders. For example, management's stock ownership may prevent a third party from acquiring a controlling position in our common stock. In many instances, a third party desiring to purchase a controlling position is willing to pay a premium to the market price. Management's stock ownership in Alloy Steel would likely prevent such an event from occurring.

ITEM 7.  FINANCIAL STATEMENTS

      Alloy Steel's audited consolidated financial statements for the year ended September 30, 2001 are attached to this filing.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On August 14, 2001, Alloy Steel dismissed Feldman Sherb and Co., P.C. as its independent certified public accountant. Feldman Sherb's report on Alloy Steel's financial statements from May 4, 2000 (inception) to September 30, 2000 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. Feldman Sherb's dismissal was recommended and approved by Alloy Steel's Board of Directors. Since May 4, 2000 (inception), as well as any subsequent interim period prior to dismissal, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. Since May 4, 2000 (inception), as well as any subsequent interim period prior to dismissal, Feldman Sherb did not advise Alloy Steel of any of the matters identified in paragraph (a)(1)(iv)(B) of Item 304 of Regulation S-B.

      On August 14, 2001, Alloy Steel engaged HJ & Associates, LLC as its principal accountant to audit Alloy Steel's financial statements. Alloy Steel did not consult HJ & Associates, LLC on any matters described in paragraph
(a)(2)(i) or (ii) of Item 304 of Regulation S-B since Alloy Steel's inception on May 4, 2000 or any subsequent interim period prior to engaging HJ & Associates, LLC.

      On January 16, 2002, Alloy Steel dismissed HJ & Associates, LLC as its independent certified public accountant. HJ & Associates, LLC reviewed Alloy Steel's quarterly reports for the period ended June 30, 2001, but did not initiate an audit or render an audit report on Alloy Steel's financial statements. HJ & Associates, LLC's dismissal was recommended and approved by Alloy Steel's Board of Directors. For the interim periods reviewed by HJ & Associates, LLC prior to dismissal, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. For the interim periods reviewed by HJ & Associates, LLC prior to dismissal, HJ & Associates, LLC did not advise Alloy Steel of any of the matters identified in paragraph (a)(1)(iv)(B) of Item 304 of Regulation S-B.

      On January 16, 2002, Alloy Steel engaged Rothstein, Kass & Company, P.C. as its principal accountant to audit the Alloy Steel's financial statements. Alloy Steel did not consult Rothstein, Kass & Company, P.C. on any matters described in paragraph (a)(2)(i) or (ii) of Item 304 of Regulation S-B since Alloy Steel's inception on May 4, 2000 or any subsequent interim period prior to engaging Rothstein, Kass & Company, P.C.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Alloy Steel's present directors and executive officers are as follows:

               NAME              AGE      POSITION
               ----              ---      --------

               Gene Kostecki     56       President, Chief Executive
                                          Officer and Director

               Alan Charles      60       Chief Financial Officer and
               Winduss                    Director

               David Gonzalez    30       Corporate Secretary and Vice
                                          President

      The following is a brief summary of the background of each executive officer and director:


      Gene Kostecki has served as our Chief Executive Officer, President, and Director since June 2000. From July 1997 to the present, Mr. Kostecki served as the Chief Executive Officer and director of Arcoplate, Inc. and Arcoplate Holdings (UK) PLC. From July 1995 to July 1997, Mr. Kostecki served as Managing Director of the Collier Unit Trust, an engineering business and distributor based in Western Australia. Mr. Kostecki intends to resign from his positions in Arcoplate, Inc. and Arcoplate (UK) PLC. He intends to act as President and Chief Executive Officer of Alloy Steel International on a full-time basis.

      Alan Charles Winduss has served as our Chief Financial Officer, Vice President and Director since June 2000. From July 1997 to the present, Mr. Winduss served as the Chief Financial Officer and director of Arcoplate, Inc. and Arcoplate Holdings (UK) PLC. From July 1979 to the present, Mr. Winduss has served as the senior principal of Winduss & Cook, an accounting firm in Western Australia, which specializes in commercial accounting, corporate finance and management. Mr. Winduss intends to resign from his positions in Arcoplate, Inc. and Arcoplate (UK) PLC. He intends to devote approximately 70% of his time to his duties as Chief Financial Officer and a director of Alloy Steel International.

      David Gonzalez has served as our Corporate Secretary and Vice President since June 2001. From October 1998 to the present Mr. Gonzalez has served as a partner at the law firm of Butler Gonzalez LLP and specializes in the area of securities law. Mr. Gonzalez and his firm are general counsel to Cornell Capital Partners, LP.


      BOARD COMPOSITION

      Our board of directors currently consists of two directors. At each annual meeting of our stockholders, all of our directors are elected to serve from the time of election and qualification until the next annual meeting following election. In addition, our bylaws provide that the maximum authorized number of directors may be changed by resolution of the stockholders or by resolution of the board of directors.

      Each officer is elected by, and serves at the discretion of, our board of directors. There are no family relationships among any of our directors, officers or key employees.


      CONTROL BY OFFICERS AND DIRECTORS

      Our directors and executive officers own approximately 74.0% of the outstanding shares of our common stock. Accordingly, these stockholders possess substantial control over our operations. This control may allow them to amend corporate filings, elect all of our board of directors, and substantially control all matters requiring approval by our stockholders, including approval of significant corporate transactions. If you purchase our common stock, you may have no effective voice in our management.


      DIRECTORSHIPS HELD IN REPORTING COMPANIES

      None of the executive officers or directors held any directorships in reporting companies.

      COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of Alloy Steel's equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock and the other equity securities of Alloy Steel. Officers, directors, and persons who beneficially own more than ten percent of a registered class of Alloy Steel's equities are required by the regulations of the Commission to furnish Alloy Steel with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to us, during the fiscal year ended September 30, 2001, our officers, directors, and greater than ten percent beneficial owners complied with all Sections 16(a) filing requirements applicable to them.


ITEM 10.  EXECUTIVE COMPENSATION

      Our executives did not receive any cash or non-cash compensation for the period from May 4, 2000 (inception) through September 30, 2000. The following table sets forth the annual cash compensation for services rendered by the officers noted for the fiscal year ended September 30, 2001:

                              SUMMARY COMPENSATION TABLE

                                 ANNUAL COMPENSATION
                                                                Securities
                                                                Underlying  All Other
Name and Position           Year        Salary     Bonus     Awards    Options   Compensation
-----------------           ----        ------     -----     ------    -------   ------------



Gene Kostecki               2001       $75,000      $0         --         --          --
President, Chief
Executive Officer and
Director


Alan Charles Winduss,       2001       $40,000      $0         --         --          --
Chief Financial Officer
and Director


      STOCK OPTION PLAN

      In May 2000, we adopted the 2000 Stock Option Plan. The purpose of the plan is to enable us to attract, retain and motivate key employees, directors, and consultants, by providing them with stock options. Options granted under the plan may be either incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. We have reserved 500,000 shares of common stock for issuance under the plan. As of the date of January 15, 2002, no options have been granted pursuant to the plan.

      Our board of directors will administer the plan. Our board has the power to determine the terms of any options granted under the plan, including the exercise price, the number of shares subject to the option, and conditions of exercise. Options granted under the plan are generally not transferable, and each option is generally exercisable during the lifetime of the holder only by the holder. The exercise price of all incentive stock options granted under the plan must be at least equal to the fair market value of the shares of common stock on the date of the grant. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of our stock, the exercise price of any incentive stock option granted must be equal to at least 110% of the fair market value on the grant date. Our board of directors approves the terms of each option. These terms are reflected in a written stock option agreement.


      EMPLOYMENT AGREEMENTS

      We have entered into five-year employment agreements, commencing as of October 2, 2000, with Gene Kostecki, our President and Chief Executive Officer, and Alan Charles Winduss, our Chief Financial Officer, which provide for an annual salary of $150,000 and $80,000, respectively. The employment agreements provide that each of Mr. Kostecki and Mr. Winduss are eligible to receive incentive bonus compensation, at the discretion of the board of directors, based on their respective performance and contributions to our success. The employment agreements provide for termination based on death, disability or voluntary resignation and each provides for severance payments upon termination in the event that there is termination without cause, if the employee terminates his employment for good reason or in the event of a change in control of Alloy

Steel. The employment agreement defines "good reason" as any violation of the employment agreement by Alloy Steel International, any reduction in the employee's salary or benefits or the assignment to the employee of duties inconsistent with his position. If the employment agreement is terminated without cause, as a result of change of control, or terminated by the employee for good reason, the amount of the severance payment will be equal to three times that average annual compensation payable under the employment agreement.

      We have entered into consulting agreements with Berryhill Investments, Ltd., Chartreuse Nominees Pty., Ltd., Persia Consulting Group, Inc., Ames Nominees Pty. Ltd., Alan Winduss Pty. Ltd and Ragstar Investments, Ltd., commencing as of October 2, 2000, which provide for compensation in the amount of 150,000, 500,000, 1,350,000, 937,500, 312,500 and 90,000 shares, respectively, of our common stock. Pursuant to the terms of each agreement, the consultants shall provide certain advisory services with regard to corporate development.


      LIMITATIONS OF LIABILITY AND INDEMNIFICATION OF DIRECTORS AND OFFICERS

      Our certificate of incorporation and bylaws limit the liability of directors and officers to the maximum extent permitted by Delaware law. We will indemnify any person who was or is a party, or is threatened to be made a party to, an action, suit or proceeding, whether civil, criminal, administrative or investigative, if that person is or was a director, officer, employee or agent of ours or serves or served any other enterprise at our request.

      In addition, our certificate of incorporation provides that generally a director shall not be personally liable to us or our stockholders for monetary damages for breach of the director's fiduciary duty. However, in accordance with Delaware law, a director will not be indemnified for a breach of its duty of loyalty, acts or omissions not in good faith or involving intentional misconduct or a knowing violation or any transaction from which the director derived improper personal benefit.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth as of January 15, 2002, the number and percentage of outstanding shares of common stock beneficially owned by:

      o each person who we know beneficially owns more than 5% of the outstanding shares of our common stock;

      o     each of our executive officers and directors; and

      o     all of our officers and directors as a group.

      Except as otherwise noted, the persons named in this table, based upon information provided by these persons, have sole voting and investment power with respect to all shares of common stock owned by them. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options or warrants held by such person that are exercisable within 60 days of the date of January 15, 2002, but excludes shares of common stock underlying options or warrants held by any other person. Unless otherwise indicated, the address of each beneficial owner is c/o Alloy Steel, 42 Mercantile Way Malaga, P.O. Box 3087 Malaga D C 6945, Western Australia.

                                                                 Percentage
                                                                     of
                                                                 Common
                                                                  Stock
                                                      Number     Beneficially
           Name of Beneficial Owner                  of Shares    Owned
           ------------------------                  ---------   ------------

           Gene Kostecki                             10,598,000(1)  62.5%

           Alan Charles Winduss                      1,893,250(2)   11.2%

           David Gonzalez                               50,000          *

           All present officers and directors as a   12,541,250     74.0%
           group (Three persons)

--------------------------------------------------------------------------------


(1) The number of shares of common stock beneficially owned by Mr. Kostecki includes (i) 4,760,000 shares issued to Kenside Investments, Ltd., (ii) 1,250,000 shares issued to Collier Unit Trust, and (iii) 937,500 shares issued to Ames Nominees Pty. Ltd.

(2) The number of shares of common stock beneficially owned by Mr. Winduss includes (i) 500,000 shares issued to Chartreuse Nominees Pty. Ltd., (ii) 90,000 shares issued to Ragstar Investments, Ltd., and (iii) 312,500 shares issued to Alan Winduss Pty. Ltd.

*     Less than 1%.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Messrs. Gene Kostecki and AlanWinduss are both directors of Alloy Steel International, Inc. and its subsidiary, Alloy Steel Australia (Int) Pty Ltd.

      Mr. Winduss is a director of a public accounting firm Winduss & Associates Pty Ltd, which provides accounting and secretarial services to Alloy Steel's subsidiary, Alloy Steel Australia (Int.) Pty Ltd. These services are provided at normal commercial rates and conditions. Total amount paid during the year was $11,247.

      Alloy Steel Australia (Int.) Pty Ltd. paid rent of $90,881, for commercial premises it occupied during the year, to Raglan Securities Pty Ltd., a company controlled by Gene Kostecki.

      Alloy Steel Australia (Int.) Pty Ltd. purchased raw materials and finished goods amounting to $111,987 from the Collier Unit Trust, an entity controlled by Mr. Gene Kostecki. This amount is included in Alloy Steel's accounts payable as of September 30, 2001.

      During the year Alloy Steel International, Inc. sold manufacturing plant and equipment to Alloy Steel Australia (Int.) Pty Ltd. This was at an agreed valuation between the parties; the basis of valuation being either cost or written down value. The amount paid for the plant and equipment was $880,981.

      In October 2000, Alloy Steel International, Inc. acquired from Mr. Kostecki and Mr. Winduss the right to utilize and commercially exploit the 3-D Pipe Fitting Cladder process in exchange for 3,413,750 shares of common stock.

      During the year 50,000 shares of common stock were issued to Mr. Gonzalez as consideration for legal services at $0.16 per share.

      In May 2000, we acquired an exclusive worldwide license from Kenside Investments, Ltd., excluding the United States, for a 25-year term, in connection with certain patent and technology rights related to the Arcoplate process, in exchange for 4,760,000 shares of our common stock. The license provides for royalty payments to Kenside Investments, Ltd., in an amount equal to 2% of our net sales of Arcoplate products. Our Chief Executive Officer, director and principal shareholder, Gene Kostecki controls Kenside Investments, Ltd. Research and development expenses of approximately $1,800,000 were incurred in developing the technology and building the equipment for the technology by entities controlled by Mr. Kostecki.

      Arcoplate Holdings (UK) PLC holds the United States rights to the Arcoplate process through Arcoplate, Inc. Arcoplate Holdings (UK) PLC received these rights from Kenside Investments Ltd., an entity controlled by Messrs. Kostecki and Winduss. Presently, such rights are not being exploited. Arcoplate Holdings (UK) PLC is an affiliate of Mr. Kostecki, our chief executive officer, director and principal stockholder and Mr. Winduss, our chief financial officer, principal stockholder, and a director. Arcoplate Holdings (UK) PLC is in violation of this license and Kenside Investments Ltd. has attempted to revoke the license. Certain directors of Arcoplate Holdings (UK) PLC are disputing this revocation. Until this matter is resolved, neither Arcoplate Holdings (UK) PLC nor Kenside Investments Ltd. are in a position to grant us a U.S. license. Once this matter is resolved, we will attempt to negotiate a U.S. license in an arms-length transaction.

      In October 2000, we acquired certain assets of Collier Unit Trust in exchange for 1,250,000 shares of our common stock. In October 2000, we also acquired the Arcoplate manufacturing plant and plant equipment from Collier Unit Trust for an aggregate purchase price of $880,891. Our Chief Executive Officer, director and principal shareholder, Gene Kostecki controls the Collier Unit Trust.

      In October 2000, we entered into 12-month consulting agreements with Chartreuse Nominees Pty., Ltd., Ames Nominees Pty. Ltd., Alan Winduss Pty. Ltd. and Ragstar Investments, Ltd., which provide for compensation in the amount of 500,000, 937,500, 312,500 and 90,000 shares, respectively. Mr. Winduss controls Chartreuse Nominees Pty. Ltd., Alan Winduss Pty. Ltd. and Ragstar Investments, Ltd. Mr. Kostecki controls Ames Nominees Pty. Ltd. Each of the consultants provided corporate development and other advisory services including strategic planning, investigation of potential strategic alliances, structuring potential capital transactions, preparation of internal financial statements, reports and projections, and financial analysis of competitors and new operations.

      We entered into a 12-month consulting agreement with Persia Consulting Group, Inc. in October 2000. Pursuant to the consulting agreement we have issued 1,350,000 shares of common stock to Persia Consulting Group. The consulting services to be performed by Persia will primarily be performed by Hamid Fashandi. Mr. Fashandi has been in the financial services industry for six years. Persia Consulting Group will provide services to us as we request. Persia Consulting Group has provided us with due diligence on potential acquisition candidates, provided advice on doing business in the United States and financial advisory services with respect to our transition from a private company to a public company. Persia Consulting Group will also provide investor and public relations services as well as crisis management services.

      In July 2000, we entered into a lease agreement with Raglan Securities Pty. Ltd., for our office facilities, for a term of five years, at an annual rent of $85,000. Mr. Kostecki controls Raglan Securities Pty. Ltd.

      In June 2000, we sold 919,500 shares of our common stock to Gene Kostecki, and 308,000 shares of our common stock to Alan Winduss at a price of $0.16 per share.

      Mr. Kostecki and Mr. Winduss may be deemed promoters of Alloy Steel International.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

      (a) The following exhibits are filed as part of this registration statement:

EXHIBIT NO.    DESCRIPTION                        LOCATION
-----------    -----------                        --------

3.1            Certificate of Incorporation       Incorporated by reference to
                                                  Exhibit 3.1 to Alloy Steel's
                                                  Registration Statement on Form
                                                  SB-2, as amended (the
                                                  `Registration Statement"),
                                                  filed with the SEC on November
                                                  2, 2000.

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

23.1           Consent of Rothstein, Kass &       Provided herewith.
               Company, P.C.

      (b)   Reports on Form 8-K:


      We filed a Current Report on Form 8-K on September 6, 2001. The form 8-K related to a change in the registrant's certified accountants under Item 4.

      We filed a Current Report on Form 8-K on August 16, 2001. The form 8-K related to a change in the registrant's certified accountants under Item 4.

                                   SIGNATURES

      In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 12, 2002                   ALLOY STEEL INTERNATIONAL INC.

                                           By:    /s/ Gene Kostecki
                                                  ------------------------------
                                           Name:  Gene Kostecki
                                           Title: Chief Executive Officer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      We, the undersigned officers and directors of Alloy Steel International, Inc. hereby severally constitute and appoint Gene Kostecki, our true and lawful attorney-in-fact and agent with full power of substitution for us and in our stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Registration Statement and all documents relating thereto, and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary or advisable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.


SIGNATURE                        TITLE                                                                 DATE
-----------------------------    ------------------------------------------------------------------    -----------------------------


                                                                                                       Date:   February  12, 2002
/s/ Gene Kostecki
-----------------------------
Gene Kostecki
Chairman, Chief Executive Officer
 and Director

/s/ Alan Winduss                 Chief Financial Officer (Principal Accounting Officer) and Director   Date:   February  12, 2002
-----------------------------
Alan Winduss



                 ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITORS' REPORT

                               SEPTEMBER 30, 2001

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(ITEM 7)


================================================================================





INDEPENDENT AUDITORS' REPORT                                                 F-2


CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheet
   September 30, 2001                                                        F-3

   Consolidated Statements of Operations
   Year Ended September 30, 2001 and the Period May 4, 2000
   (Date of Inception) to September 30, 2000                                 F-4

   Consolidated Statements of Stockholders' Equity
   Year Ended September 30, 2001 and the Period May 4, 2000
   (Date of Inception) to September 30, 2000                                 F-5

   Consolidated Statements of Cash Flows
   Year Ended September 30, 2001 and the Period May 4, 2000
   (Date of Inception) to September 30, 2000                                 F-6

   Notes to Consolidated Financial Statements                           F-7 - 15

INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Alloy Steel International, Inc.


We have audited the accompanying consolidated balance sheet of Alloy Steel International, Inc. and Subsidiary (the "Company") as of September 30, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended September 30, 2001 and the period May 4, 2000 (date of inception) to September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2001, and the results of its operations and its cash flows for the year ended September 30, 2001 and the period May 4, 2000 (date of inception) to September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.




                                          /s/ ROTHSTEIN, KASS & COMPANY, P.C.



Roseland, New Jersey
February 1, 2002

                 ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                               September 30, 2001



                                     ASSETS


CURRENT ASSETS
 Cash and cash equivalents                                  $            179,135
 Accounts receivable                                                     209,546
 Inventories                                                             259,547
 Prepaid expenses and other current assets                                50,217
                                                           ---------------------
    Total current assets                                                 698,445
                                                           ---------------------
PROPERTY AND EQUIPMENT, net                                             990,104
                                                           ---------------------
 Other assets
 Intangibles                                                              90,512
 Other                                                                     3,926
                                                           ---------------------
                                                                          94,438
                                                           ---------------------
                                                           $           1,782,987
                                                           =====================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities             $             451,890
Income taxes payable                                                     235,979
                                                           ---------------------
Total current liabilities                                                687,869
                                                           ---------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value, authorized 3,000,000
 shares; issued and outstanding - none
 Common stock, $.01 par value, authorized 50,000,000
 shares; issued and outstanding 16,950,000 shares                        169,500
 Capital in excess of par value                                        1,173,382
 Accumulated deficit                                                   (163,198)
 Accumulated other comprehensive loss                                   (84,566)
                                                           ---------------------
    Total stockholders' equity                                         1,095,118
                                                           ---------------------
                                                           $          1,782,987
                                                           =====================


          See accompanying notes to consolidated financial statements.


                                          ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           Year Ended September 30, 2001 and the Period
                                      May 4, 2000 (Date of Inception) to September 30, 2000



                                                                                        2001                    2000
                                                                                        ---------------------   -------------------

SALES                                                                                   $          2,862,228    $                -

COST OF SALES                                                                                      1,235,181
                                                                                        ---------------------   -------------------
GROSS PROFIT                                                                                       1,627,047
SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                                                                           1,524,457                19,859
                                                                                        ---------------------   -------------------
INCOME FROM OPERATIONS                                                                               102,590               (19,859)
INTEREST INCOME, net                                                                                   1,143
                                                                                        ---------------------   -------------------
INCOME BEFORE INCOME TAXES                                                                           103,733               (19,859)
INCOME TAXES                                                                                         247,072
                                                                                        ---------------------   -------------------
NET LOSS                                                                                 $          (143,339)    $         (19,859)
                                                                                         ====================   ===================

BASIC AND DILUTED LOSS PER COMMON SHARE                                                  $             (0.01)   $            (0.00)
                                                                                         ====================   ===================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 USED IN COMPUTING BASIC AND DILUTED LOSS
 PER COMMON SHARE                                                                                 16,688,335             5,202,325
                                                                                         ====================   ===================


          See accompanying notes to consolidated financial statements.



                 ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Year Ended September 30, 2001 and the Period
              May 4, 2000 (Date of Inception) to September 30, 2000



                                                                                                     Capital
                                                                       Common Stock                 in excess        Accumulated
                                                             ----------------------------------
                                                                  Shares            Amount        of par value         Deficit
                                                             ------------------  --------------  ----------------  ----------------



Balances, May 4, 2000, date of inception                                           $             $ -           -   $            -

Common stock issued in connection with private placement             3,936,250          39,363           655,637

Costs associated with issuance of common stock                                                           (95,588)

Common stock issued for license agreement                            4,760,000          47,600           (47,600)

Net loss                                                                                                                  (19,859)

                                                               ----------------  --------------    --------------    -------------

Balances, September 30, 2000                                         8,696,250          86,963           512,449          (19,859)

Costs associated with issuance of common stock                                                           (89,442)

Common stock issued for services                                     3,390,000          33,900           508,500

Common stock issued in connection with acquisitions                  4,663,750          46,637           243,875

Common stock issued in connection with the equity line of credit       200,000           2,000           598,000

Costs incurred in connection with issuance of common stock
  related to the equity line of credit                                                                  (600,000)

Net loss                                                                                                                 (143,339)

Other comprehensive loss, cummulative
 translation adjustment


Total comprehensive loss - Year ended September 30, 2001


                                                             ------------------  --------------  ----------------  ---------------

Balances, September 30, 2001                                        16,950,000         169,500   $     1,173,382   $     (163,198)
                                                             ==================  ==============  ================  ===============


                                                                                  Accumulated
                                                                                     Other            Total
                                                             Comprehensive       Comprehensive    Stockholders'
                                                                  Loss               Loss            Equity
                                                              -------------       -------------   --------------

Balances, May 4, 2000, date of inception                                     $            -      $             -

Common stock issued in connection with private placement                                                 695,000

Costs associated with issuance of common stock                                                           (95,588)

Common stock issued for license agreement

Net loss                                                                                                 (19,859)

                                                               -------------   -------------       --------------

Balances, September 30, 2000                                                                             579,553

Costs associated with issuance of common stock                                                           (89,442)

Common stock issued for services                                                                         542,400

Common stock issued in connection with acquisitions                                                      290,512

Common stock issued in connection with the equity line of cre                                            600,000

Costs incurred in connection with issuance of common stock
  related to the equity line of credit                                                                  (600,000)

Net loss                                                     $     (143,339)                            (143,339)

Other comprehensive loss, cummulative
 translation adjustment                                             (84,566)        (84,566)             (84,566)
                                                             ---------------
Total comprehensive loss - Year ended September 30, 2001     $     (227,905)
                                                             ===============
                                                                              --------------       ----------------
Balances, September 30, 2001                                                 $      (84,566)     $        1,095,118
                                                                              ==============       ================


          See accompanying notes to consolidated financial statements.


                         ALLOY STEEL INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Year ended September 30, 2001 and the Period
              May 4, 2000 (Date of Inception) to September 30, 2000




                                                                                           2001                  2000
                                                                                    -----------------    ------------------
                                                                                    -----------------    ------------------


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                            $        (143,339)    $         (19,859)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
Depreciation expense                                                                           40,087
Common stock issued for compensation
and services                                                                                  542,400
Deferred income taxes                                                                          (3,343)
Changes in operating assets and liabilities:
Accounts receivable                                                                          (222,365)
Inventories                                                                                  (275,425)
Prepaid expenses and other current assets                                                     (48,186)
Accounts payable and other current liabilities                                                398,320
Income taxes payable                                                                          247,071                19,859
                                                                                    ------------------    ------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     535,220
                                                                                    ------------------    ------------------

NET CASH USED IN INVESTING ACTIVITIES, purchases
of property and equipment                                                                    (270,365)             (645,000)
                                                                                    ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the issuance of common stock                                                                      645,000
Costs associated with the issuance of common stock                                            (89,442)
                                                                                    ------------------    ------------------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                           (89,442)              645,000
                                                                                    ------------------    ------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                         3,722
                                                                                    ------------------    ------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                     179,135

CASH AND CASH EQUIVALENTS, beginning of period
                                                                                    ------------------    ------------------
CASH AND CASH EQUIVALENTS, end of period                                            $         179,135     $               -
                                                                                    =================     ==================

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES
Common stock issued in connection with acquisitions                                 $         290,512     $               -
                                                                                    =================     ==================


Accrued legal services related to common stock issued                               $          48,000     $          45,588
                                                                                    =================     ==================

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================




1.    NATURE OF OPERATIONS

Alloy Steel International Inc. (ASII) was incorporated in Delaware in May 2000 and its wholly-owned subsidiary, Alloy Steel Australia (Int.) Pty Limited (ASAI) (collectively the "Company"). The Company manufactures and distributes Acroplate, a wear-resistant fused-alloy steel plate, through a patented production process principally to customers in Australia.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company adheres to accounting  principles  generally  accepted in the United
States  of  America.  The  Company's   consolidated   financial  statements  are
denominated in United States dollars.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of ASII and ASAI. All
material   intercompany  balances  and  transactions  have  been  eliminated  in consolidation.

REVENUE RECOGNITION

The Company  recognizes  revenues  when products are shipped and title passes to
customers.   Provisions  are  established,  as  appropriate,  for  uncollectible accounts, returns and allowances and warranties in connection with sales.

CASH AND CASH EQUIVALENTS

The  Company  considers  all  highly-liquid  debt  instruments   purchased  with
maturities of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company's assets and liabilities which qualify as financial instruments under Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments," approximates the carrying amounts presented in the accompanying consolidated balance sheet.

INVENTORIES

Inventories are valued at the lower of cost or net realizable value. Cost is determined principally on the average cost method which approximates the first-in, first-out method.

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================



2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically assesses the recoverability of the carrying amounts of long-lived assets, including intangible assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

                                             ESTIMATED
      ASSET                                USEFUL LIVES
   Plant and equipment                      5-10 years
   Furniture and fixtures                    5-7 years
   Vehicles                                  3-5 years
   Office and computer equipment             3-5 years

Maintenance and repairs are charged to operations, while betterments and improvements are capitalized.

INTANGIBLES

Intangibles include intellectual rights of $90,512, which will be amortized over the lesser of the estimated useful or economic life, or five years.

ADVERTISING

Advertising costs are charged to operations as incurred and were $7,085 and nil for the year ended September 30, 2001 and the period May 4, 2000 (date of inception) to September 30, 2000, respectively.

INCOME TAXES

The Company complies with SFAS No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER COMMON SHARE

SFAS No. 128, "Earnings Per Share", requires dual presentation of basic and diluted income per share for all periods presented. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted net loss per common share was the same as basic net loss per common share since there were no common stock equivalents outstanding.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subjected to at least an annual assessment for impairment applying a fair-market value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The Company does not anticipate these pronouncements will have a significant impact on its consolidated financial position and results of operations.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's wholly-owned subsidiary are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year. Resulting translation adjustments are recorded as a component of accumulated other comprehensive loss.

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================


3.    ACQUISITION

In October 2000, the Company acquired substantially all of the net assets of the Collier Unit Trust-Acroplate Division from a related party in exchange for 1,250,000 shares of the Company's common stock, which was recorded for $200,000, the predecessor's basis in the net assets (see Note 11). In addition, the Company also acquired equipment from this related party, which is under construction, for approximately $880,000.

The following unaudited pro forma condensed financial information for the period May 4, 2000 (date of inception) to September 30, 2000, is presented to show the results of the Company as if the Collier Unit Trust-Acroplate Division acquisition had occurred at the beginning of the period presented.


                                              Period
                                           May 4, 2000
                                             (Date of
                                            Inception)
                                                to
                                          September 30,
                                               2000
                                           (Unaudited)

Net revenues                                $     529,950

Net income                                         25,684

Basic and diluted income per
 common share
                                                    0.004


The above unaudited pro forma condensed results are not necessarily indicative of results which actually would have occurred if the acquisition had occurred at the beginning of the dates presented. Further, the summarized unaudited pro forma condensed consolidated results are not intended to be a projection of future results and do not reflect any integration costs or cost savings resulting from synergistic opportunities.


4.    INVENTORIES

Inventories consist of the following at September 30, 2001:


Raw materials                   $       32,343
Finished goods                         227,204
                                --------------

                                $      259,547
                                ==============

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================


5.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following at September 30, 2001:

Prepaid expenses                $       20,736
GST receivable                          25,227
Deferred income taxes                    4,254
                                --------------

                                $       50,217
                                ==============


6.          PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2001:


Plant and equipment                         $ 172,792
Furniture and fixtures                         15,423
Vehicles                                        6,752
Office and computer equipment                  20,313
                                          ------------

                                              215,280
Less accumulated depreciation                  37,776
                                          ------------

                                              177,504
Construction in progress                      812,600
                                          ------------

                                            $ 990,104
                                          ============

7.    ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consist of the following at September 30, 2001:

Trade accounts payable                      $ 264,524
Accrued salary                                115,000
Royalties payable                              55,859
Defered income taxes                            1,104
Other                                          15,403
                                          ------------

                                            $ 451,890

                                          ============


As of September 30, 2001, approximately $112,000 of accounts payable and other current liabilities are due to a related party for inventories purchased (see
Note 12).

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================


8.    INCOME TAX EXPENSE (BENEFIT)

Income (loss) before income taxes for the year ended September 30, 2001 and the period May 4, 2000 (date of inception) to September 30, 2000 were taxed in the following jurisdictions:


                               2001        2000

Australia                     $ 725,371         $ -
US                             (621,638)
                            ------------------------

                              $ 103,733         $ -
                            ========================


The components of income tax expense (benefit) are as follows for the year ended September 30, 2001 and the period May 4, 2000 (date of inception) to September 30, 2000:

                               2001        2000

CURRENT
Foreign                       $ 250,415         $ -
                            ------------------------



DEFERRED
Foreign                          (3,343)
                            ------------------------

                              $ 247,072         $ -
                            ========================


As of September 30, 2001, the Company had net operating loss carryforwards expiring through 2021, of approximately $622,000 for U.S. federal income tax purposes. The deferred income tax asset consists principally of timing differences for Australian tax purposes.

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================



8.    INCOME TAX EXPENSE (BENEFIT) (CONTINUED)

The components of the net deferred income tax asset consist of the following at September 2001 and 2000:

                                     2001         2000

Deferred tax assets
Net operating loss carryforwards    $ 217,783      $ 6,426
Other                                   4,254
                                  -------------------------

                                      222,037        6,426
Less valuation allowance              217,783        6,426
                                  -------------------------

                                        4,254
                                  -------------------------

Deferred tax liabilities
Other                                   1,104
                                  -------------------------

Net deferred income tax asset         $ 3,150          $ -
                                  =========================


SFAS No. 109, requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred income tax asset will not be realized. The change in the valuation allowance amounted to approximately $211,000 and nil for the year ended September 30, 2001 and the period May 4, 2000 (date of inception) to September 30, 2000, respectively. The ultimate realization of this deferred income tax asset depends on the Company's ability to generate sufficient taxable income in future years.

The effective tax rate in 2001 differs from the U.S. federal statutory rate as follows:

U.S. federal statutory rate                       34.0 %
Change in valuation allowance                    204.0
                                             ----------

Effective tax rate                               238.0 %
                                             ==========


9.    STOCK OPTIONS

During 2000, the Company's Board of Directors adopted, and the stockholders approved, the 2000 stock option plan (the Plan) pursuant to which 500,000 shares of common stock were reserved for issuance upon the exercise of options granted to key employees, members of the Board of Directors and consultants of the Company. Options under the Plan may be incentive stock options, nonqualified stock options, or any combination thereof, and the Board of Directors (Committee) may grant options at an exercise price which is not less than the fair market value on the date such options are granted. The Plan further provides that the maximum period in which stock options may be exercised will be determined by the Committee, except that they may not be exercisable after ten years from the date of grant or five years from the date of grant for any person owning more than ten percent of the voting power of all classes of the Company's stock. At September 30, 2001, there were no stock options granted.

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================


10.   COMMITMENTS AND CONTINGENCIES

The Company leases its office and manufacturing space from a related party, for approximately $85,000 per annum plus certain expenses (as defined in the agreement). The lease expires on June 30, 2005.

Rent expense for the year ended September 30, 2001 and the period May 4, 2000 (date of inception) to September 30, 2000, was approximately $91,000 and nil, respectively.

ROYALTY AGREEMENTS

The Company has a licensing agreement relating to the sale of certain products. Under the terms of the agreement, the Company is required to pay royalties of 2% on the net sales of the related products, calculated at the end of each quarter. The agreement expires in 2025 and has three ten-year renewal options to extend unless written notice of non-renewal is given by either party within 120 days prior to its expiration. At September 30, 2001, approximately $56,000 was payable under this agreement and is included in accounts payable and other current liabilities (see Note 11).

Royalty expense was approximately $56,000 and nil, respectively, for the year ended September 30, 2001 and the period May 4, 2000 (date of inception) to September 30, 2000.

EMPLOYMENT AGREEMENT

The Company has employment agreements with two of its executives, who are principal stockholders, requiring the payment of a minimum annual base compensation of approximately $80,000 and $150,000, adjusted annually for increases approved by the Board of Directors, but not less than the base year amount, plus incentive compensation based on the executives performance and the Company's success. The agreements expire in 2005 and are automatically renewed for an additional year unless written notice of non-renewal is given by either party within 180 days prior to their expiration. Approximately $230,000 and nil, have been expensed under these agreements in for the year ended September 30, 2001 and the period May 4, 2000 (date of inception) to September 30, 2000, respectively, and are included in selling, general and administrative expenses.


11.   STOCKHOLDERS' EQUITY

COMMON STOCK

In May and June 2000, the Company issued 3,936,250 shares in private placement transactions. The gross proceeds to the Company were $695,000 and the costs associated with the issuance of the shares were approximately $185,000.

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================


11.   STOCKHOLDERS' EQUITY (CONTINUED)

In May 2000, the Company issued 4,760,000 shares of the Company's common stock to obtain an exclusive license from one of its officers, directors and stockholders, to develop and market the proprietary Acroplate process, to commercially exploit certain rights and technology rights related to the Acroplate process. The license grants the licensee worldwide rights (except in the United States) to the process and expires in 2025 (Note 10).

In October 2000, the Company issued 1,250,000 shares of common stock to a related party to acquire substantially all of the net assets of the Collier Unit Trust-Acroplate Division (Note 3).

In October 2000, the Company issued 3,413,750 shares of common stock to two of its officers, directors and stockholders of the Company to acquire a license to utilize the 3-D Pipe Fitting Cladder process. The Cladder is a computer-driven, software-based mechanical system for industrial use, which the Company intends to commercialize worldwide. The acquisition was recorded at $90,512.

In October 2000, the Company issued 3,340,000 shares of common stock in exchange for consulting services. Aggregate compensation for such services amounted to $534,400, of which approximately $486,400 relates to agreements with related parties.

In 2001, the Company issued 50,000 shares to an officer and director for legal services amounting to $8,000 recorded in the year ended September 30, 2001.

In September 2001, the Company issued 200,000 shares to Cornell Capital Partners ("Cornell") relating to an equity line of credit agreement pursuant to which the Company could sell up to $10,000,000 of common stock back to Cornell. The equity line is currently being restructured to comply with certain securities regulations.


12.   MAJOR CUSTOMERS AND SUPPLIERS

The Company had revenues from two and nil customers in the year ended September 30, 2001 and the period May 4, 2000 (date of inception) to September 30, 2000 aggregating approximately $981,000 and nil, respectively. Accounts receivable due from these customers were approximately $62,000 and nil at September 30, 2001 and 2000, respectively.

For the year ended September 30, 2001 and the period May 4, 2000 (date of inception) to September 30, 2000, the Company purchased approximately 62% and nil of its inventories from three suppliers, including a related party (SEE NOTE
7) and nil suppliers, respectively.