Form 10QSB
period 2001-12-31
ALLOY STEEL INTERNATIONAL INC
filed 2002-04-12
CIK 1127454

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

 (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

               For the quarterly period ended 31 December, 2001

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has
been subject to such filing requirements for the past 90 days.   Yes [X]  No [_]



         There were 16,950,000 shares of Common Stock outstanding as of March 15, 2002.

Item 2.  Management's Plan of Operation and Discussion and Analysis.
         ----------------------------------------------------------

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

         Alloy Steel International Inc. was incorporated in Delaware in May 2000. Our principal executive office is located at 42 Mercantile Way Malaga, Malaga D C 6945, Western Australia. Our telephone number is 61 + (8) + 9248 3188. Our Internet address is www.alloysteel.net

Three Months Ended December 31, 2001

Sales

Alloy Steel had sales of $498,831 and $306,059 for the three months ended December 31, 2001 and three months ended December 31, 2000, respectively. These sales consist primarily of the sale of our Arcoplate product. Substantially all of our sales during the periods were denominated in Australian dollars. Sales were converted into U.S. dollars at the conversion rate of $.51203 representing the average foreign exchange rate for the three months ended December 31, 2001. It should be noted that the quarter ending December 31 is not to be considered an equivalent of 25% of the annual sales of the company.

Costs of Sales

Alloy Steel had cost of sales of $321,873 and $170,641 for the three months ended December 31, 2001 and three months ended December 31, 2000, respectively. Alloy Steel's gross profit was $176,958, or 35.47% of sales, and $135,418, or 44.25% of sales, for respective periods.

Operating Expenses

Alloy Steel had operating expenses of $227,048 and $294,647 for the three months ended December 31, 2001 and three months ended December 31, 2000, respectively. Our operating expenses consist primarily of management salaries, consulting expenses, and travel expenses.

Net Income (Loss) Before Income Taxes

Alloy Steel had a net loss before income taxes of ($47,403) and ($159,192) for the three months ended December 31, 2001 and three months ended December 31, 2000, respectively.

Income Taxes

Alloy Steel had income taxes of nil and $12,191 for the three months ended December 31, 2001 and 2000, respectively. The income taxes are computed on the income generated by our Australian subsidiary at the statutory rate of 34%. No benefit has been attributed to the loss generated by Alloy Steel in the United States.

Net Income(Loss)

Alloy Steel had net income (loss) of ($47,403) or $(.003) per share, and ($171,383), or $(.01) per share, for the three months ended December 31, 2001 and 2000, respectively.

Liquidity and Capital Resources

We have funded our requirements for working capital through the sale of Alloy Steel's securities and the sale of the Arcoplate products. As of December 31, 2001, we had working capital (i.e., current assets minus current liabilities) deficiency of $67,071.

For the three months ended December 31, 2001, the total cash provided by operating activities was $70,141, consisting primarily of net loss of ($47,403), and an increase in accounts payable of $12,464 and a decrease in inventories of $109,503. Cash provided by financing activities was $154,131 advanced from affiliate. Cash of $140,779 was used in investing activities for the purchase of property and equipment.

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

In October 2000, we acquired, from Gene Kostecki and Alan Winduss, the right to utilize and commercially exploit the 3-D Pipe Fitting Cladder process in exchange for an aggregate of 3,413,750 shares of common stock. In October 2000, we acquired from Collier Unit Trust, certain mill and office equipment assets relating to the manufacture, sale and distribution of Arcoplate in exchange for 1,250,000 shares of common stock. In October 2000, we acquired, from Collier Unit Trust, certain plant machinery relating to the manufacture, sale and distribution of Arcoplate for a purchase price approximately of $880,000. Mr. Kostecki controls Collier Unit Trust.

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

We anticipate that the machinery to expand our capacity to produce Arcoplate will be completed in July 2002. In order to further expand capacity, we anticipate that we would incur capital expenditures for machinery of approximately $1,500,000 to $2,000,000 for further production equipment over the next two years. In addition, we anticipate that the cost of the machinery necessary for the 3-D Pipe Fitting Cladder process will be approximately $500,000. This machine is expected to be in operation by December 2002. The 3-D Pipe Fitting Cladder machinery includes a computer driven software mechanical system which has been designed to overlay with super alloys wear resistant coating into pipe fittings. We have no material commitments for the additional financing for the addition of the machinery to expand our capacity to produce Arcoplate or the machinery for the 3-D Pipe Fitting Cladder process.

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

Market for common equity

Alloy Steels' common stock has been quoted on the Over the Counter Bulletin Board, maintained by the National Association of Securities Dealers, since August 28, 2001. Since August 28, 2001 Alloy Steels' common stock has been quoted under the symbol "AYSI"

As of December 31, 2001 Alloy Steel believes there were approximately 34 holders of record of the company's common stock.

PART II

Other Information.
-----------------

Item 1.  Legal Proceedings.
         -----------------

         There are no material legal proceedings pending or, to our best knowledge, threatened against us.

Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------

         (a), (b), (c) and (d)      None.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         None.

Item 5.  Other Information.
         -----------------

         Not applicable.













                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    April ___, 2002               ALLOY STEEL INTERNATIONAL, INC.


                                       By:_________________________________
                                          Alan Winduss, Chief Financial Officer

                                     PART I

Item 1.  Financial Statements.
         --------------------

                         Alloy Steel International, Inc.
                           Consolidated Balance Sheets


                                               December 31,     September 30,
                                                   2001              2001
                                                   ----              ----
                                                (unaudited)
                                     ASSETS
                                     ------
CURRENT ASSETS
Cash                                            $  269,558       $  179,135
Accounts Receivable                                246,585          209,546
Inventories                                        159,511          259,547
Prepaid Expenses and Other Current Assets           25,495           50,217
                                                ----------       ----------
TOTAL CURRENT ASSETS                               701,149          698,445
                                                ----------       ----------

PROPERTY AND EQUIPMENT, Net                      1,146,779          990,104
                                                ----------       ----------

OTHER ASSETS
Intangibles                                         90,512           90,512
Other                                                3,926            3,926
                                                ----------       ----------
TOTAL NON CURRENT ASSETS                            94,438           94,438
                                                ----------       ----------

TOTAL ASSETS                                    $1,942,366       $1,782,987
                                                ==========       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses           $  523,634       $  451,890
Income Taxes Payable                               244,586          235,979
                                                ----------       ----------
TOTAL CURRENT LIABILITIES                          768,220          687,869
                                                ----------       ----------

Non Current Liabilities

Interest Bearing Liabilities                       124,699               --
                                                ----------       ----------
TOTAL NON CURRENT LIABILITIES                      124,669               --
                                                ----------       ----------

TOTAL LIABILITIES                                  892,919          687,869
                                                ----------       ----------

STOCKHOLDERS' EQUITY
Preferred Stock: $0.01 par value; authorised
3,000,000 shares; issued
and outstanding - none
Common Stock: $0.01 par value; authorised
5,000,000 shares; 16,950,000
issued and outstanding                             169,500          169,500
Additional paid in capital                       1,131,997        1,173,382
Deferred Compensation                                   --               --
Other comprehensive income (loss)                  (41,448)         (84,566)
Accumulated deficit                               (210,601)        (163,198)
                                                ----------       ----------

TOTAL STOCKHOLDERS' EQUITY                       1,049,448        1,095,118
                                                ----------       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $1,942,366       $1,782,987
                                                ==========       ==========


See notes to financial statements

                                      -F1-

                         Alloy Steel International, Inc.
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                    Three Months Ended
                                                       December 31,
                                                   2001             2000
                                              --------------   --------------

SALES                                           $  498,831       $  306,059

Less Cost of Sales                                 321,873          170,641

                                                ----------       ----------
GROSS PROFIT                                       176,958          135,418

OPERATING EXPENSES

Selling General and Administrative Expenses        227,048          294,647
                                                ----------       ----------

OPERATING INCOME (LOSS)                            (50,090)        (159,229)
                                                ----------       ----------

OTHER INCOME

Interest Income                                      2,612               37
Unrelated Foreign Exchange Gain                         75               --
                                                ----------       ----------
TOTAL OTHER INCOME                                   2,687               37
                                                ----------       ----------

INCOME (LOSS) BEFORE INCOME TAXES                  (47,403)        (159,192)

Income Taxes                                            --          (12,191)
                                                ----------       ----------

NET INCOME (LOSS)                               $  (47,403)      $ (171,383)
                                                ==========       ==========




BASIC AND DILUTED INCOME (LOSS)
PER COMMON SHARE                                $   (0.003)      $     (.01)
                                                ==========       ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      16,950,000       16,900,000
                                                ==========       ==========


                              COMPREHENSIVE INCOME

NET INCOME (LOSS)                               $  (47,403)      $ (171,383)
OTHER COMPREHENSIVE INCOME (LOSS),

  Foreign Currency Translation Adjustment           43,118          (20,757)
                                                ----------       ----------


COMPREHENSIVE INCOME (LOSS)                     $   (4,285)      $ (191,640)
                                                ==========       ==========



See notes to financial statements


                                      -F2-

                         Alloy Steel International, Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                            Three months ended
                                                            December 31, 2001
                                                          ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income  (Loss)                                             $ (47,403)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
         Depreciation                                             20,216
Increase (decrease) in cash attributable to
changes in operating assets and liabilities
         Accounts Receivable                                     (15,636)
         Inventories                                             109,503
         Prepaid Expenses                                            407
         GST Refundable                                           12,464
         Accounts Payable and Accrued Expenses                    (9,410)
                                                               ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                         70,141
                                                               ---------

CASH USED IN INVESTING ACTIVITIES,
   Purchase of Property and Equipment                           (140,779)
                                                               ---------


NET CASH PROVIDED BY FINANCING ACTIVITIES,
  Advance from affiliate                                         154,131
                                                               ---------

Effect of Foreign Exchange Rate on Cash                              469
                                                               ---------


NET INCREASE IN CASH                                              83,962

CASH, BEGINNING OF PERIOD                                        185,596
                                                               ---------


CASH, END OF PERIOD                                            $ 269,558
                                                               =========


For the period ended December 31, 2000 all transactions were through the predecessor Collier Unit Trust and consequently no cash flows were recorded in the economic entity.



See notes to financial statements


                                      -F3-

                         Alloy Steel International, Inc.
                        Notes to the Financial Statements
                                   (Unaudited)

NOTE 1 -   CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at December 31, 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2001 audited financial statements included in the Registrant's Annual Report on Form 10 KSB. The results of operations for the periods ended December 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

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

      o Requires, at a minimum, annual impairment tests for goodwill another intangible assets that are determined to have an indefinite life.

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

                                      -F4-

NOTE - 3  INVENTORIES

Inventories consist of the following at December 31,2001 and September 30,2001



                                               December 31,     September 30,
                                                  2001              2001
                                            ----------------  -----------------

Raw Materials                                   $   23,095       $   32,343
Finished Goods                                     136,416          227,204
                                                ----------       ----------
                                                $  159,511       $  259,547
                                                ==========       ==========



























                                      -F5-