Form 10QSB
period 2002-03-31
ALLOY STEEL INTERNATIONAL INC
filed 2002-05-29
CIK 1127454

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act
                                    of 1934

                  For the quarterly period ended 31 March, 2002

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

                                 61(8) 9248 3188
                (Issuer's Telephone Number, Including Area Code)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     There were 16,950,000 shares of Common Stock outstanding as of May 15, 2002.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.
         --------------------

                 ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets

                                                                                     March 31,       September 30,
                                                                                       2002              2001
                                                                                   (unaudited)
                                                    ASSETS
                                                    ------
Current Assets
Cash                                                                                $  327,125       $  179,135
Accounts Receivable                                                                    336,225          209,546
Inventories                                                                            158,546          259,547
Prepaid Expenses and Other Current Assets                                               35,521           50,217
                                                                                   ----------------------------
Total Current Assets                                                                   857,417          698,445

Property and Equipment, Net                                                          1,255,020          990,104

Other Assets
Intangibles                                                                             90,512           90,512
Other                                                                                    3,926            3,926
                                                                                   ----------------------------
Total Non Current Assets                                                                94,438           94,438
                                                                                   ----------------------------

Total Assets                                                                        $2,206,875       $1,782,987
                                                                                   ============================

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                     ------------------------------------

Current Liabilities
Accounts Payable and Other Current Liabilities                                      $  693,583       $  451,890
Income Taxes Payable                                                                   274,007          235,979
                                                                                   ----------------------------
Total Current Liabilities                                                              967,590          687,869

Non Current Liabilities
Notes Payable                                                                          121,714                -
                                                                                   ----------------------------
Total Liabilities                                                                    1,089,752          687,869
                                                                                   ----------------------------


Stockholders' Equity
Preferred Stock: $0.01 par value; authorised 3,000,000 shares; issued and outstanding - none
Common Stock: $0.01 par value; authorised 50,000,000 shares;
16,950,000 issued and outstanding                                                      169,500          169,500
Additional paid in capital                                                           1,119,471        1,173,382
Accumulated Other comprehensive income (loss)                                           13,991          (84,566)
Accumulated deficit                                                                   (185,391)        (163,198)
                                                                                   ----------------------------

Total Stockholders' Equity                                                           1,117,571        1,095,118
                                                                                   ----------------------------

Total Liabilities and Stockholders' Equity                                          $2,206,875       $1,782,987
                                                                                   ============================

See notes to consolidated financial statements

                                      -F1-

                 ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
          Consolidated Statement of Operations and Comprehensive Income
                                   (Unaudited)

                                                          Three            Three             Six             Six
                                                          Months           Months           Months          Months
                                                          Ended            Ended            Ended           Ended
                                                       March 31, 2002  March 31, 2001    March 31, 2002  March 31, 2001
Sales                                                  $  569,007       $ 848,805       $ 1,067,838     $ 1,154,864

Less Cost of Sales                                        262,161         387,622           584,034         558,264
                                                      ----------------------------------------------------------------
Gross Profit                                              306,846         461,183           483,804         596,600

Operating Expenses
Selling, General and Administrative Expenses              267,833         339,949           494,881         634,596
                                                      ----------------------------------------------------------------

Operating Income (Loss)                                    39,013         121,234           (11,077)        (37,996)
                                                      ----------------------------------------------------------------
Other Income
Interest Income                                             2,264             222             4,876             258
Unrealised Foreign Exchange Gain                                -               -                75               -
Insurance Recovery                                              -              72                 -              72
                                                      ----------------------------------------------------------------
Total Other Income                                          2,264             294             4,951             330
                                                      ----------------------------------------------------------------

Income (Loss) Before Income Taxes                          41,277         121,528            (6,126)        (37,666)

Income Taxes                                               16,067         111,565            16,067         123,757
                                                      ----------------------------------------------------------------

Net Income (Loss)                                          25,210           9,963           (22,193)       (161,423)
                                                      ================================================================


Basic and Diluted Income Per Common Share              $    0.00        $    0.00       $     (0.00)    $     (0.01)
                                                      ================================================================

Weighted Average Common Shares Outstanding             16,950,000      16,900,000        16,950,000      16,900,000
                                                      ================================================================


Comprehensive Income (Loss)
Net Income (Loss)                                      $   25,210      $    9,963        $  (22,193)      $ (161,423)


Other Comprehensive Income
Foreign Currency Translation Adjustment                    57,109          51,276            98,557          31,019
                                                      ----------------------------------------------------------------

Comprehensive Income (Loss)                            $   82,319      $   61,239        $   78,364      $ (130,404)
                                                      ================================================================



See notes to consolidated financial statements

                                      -F2-

                 ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                     Six Months Ended
                                                                                      March 31, 2002
Cash Flows From Operating Activities
Net (Loss)                                                                           $   (22,193)
Adjustments to reconcile net loss to net cash provided by operating activities:
         Depreciation                                                                     39,259
Increase (Decrease) in cash attributable to changes in operating assets and liabilities
         Accounts receivable                                                            (106,125)
         Inventories                                                                     117,229
         Prepaid expenses                                                                  8,283
         GST refundable                                                                   10,762
         Accounts payable and other current liabilities                                  133,992
         Income taxes payable                                                             16,067
                                                                                     ------------
Total Cash Provided by Operating Activities                                              197,274
                                                                                     ------------

Net Cash Used in Investing Activities,
Purchases of Property and Equipment                                                     (216,200)
                                                                                     ------------

Cash Flows From Financing Activities,
Proceeds from borrowings                                                                 154,131
Repayment of borrowings                                                                   (7,282)
                                                                                     ------------
Net cash provided by financing activities                                                146,849
                                                                                     ------------

Effect of foreign exchange rate on cash                                                   20,067
                                                                                     ------------

Net Increase in Cash                                                                     147,990

Cash, beginning of Period                                                                179,135
                                                                                     ------------

Cash, end of Period                                                                  $   327,125
                                                                                     ============

For the period ended March 31, 2001 all transactions were through the predecessor Collier Unit Trust and consequently no cash flows were recorded in the economic entity

See notes to consolidated financial statements

                                      -F3-

                 ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at March 31, 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2001 audited financial statements included in the Registrant's Annual Report on Form 10-KSB. The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

NOTE - 2 PRONOUNCEMENTS ISSUED NOT YET ADOPTED

In July, 2001, the Financial Accounting Standards Board issued two statements - Statement 141, BUSINESS COMBINATIONS, and Statement 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which will potentially impact the Company's accounting for its reported goodwill and other intangible assets.

Statement 141:

     . Eliminates the pooling method for accounting for business combinations.

     . Requires that intangible assets that meet certain criteria be reported separately from goodwill.

     . Requires negative goodwill arising from a business combination to be recorded as an extraordinary gain.

Statement 142:

     . Eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life.

     . Requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

Upon adoption of these Statements, the Company is required to:

     . Re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangibles assets do not meet the criteria for recognition, they should be reclassified to goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill.

     . Reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly.

     .    Write-off any remaining negative goodwill.

The statements generally are required to be implemented by the Company in its 2002 financial statements. The adoption of these statements will not have a material impact on the consolidated financial statements.

NOTE - 3 INVENTORIES

Inventories consist of the following at March 31,2002 and September 30, 2001.

                          March 31, 2002            September 30, 2001

Raw Materials                $ 41,669                   $ 33,343
Finished Goods                116,877                    207,204
                             --------                   --------
                             $158,546                   $259,547
                             --------                   --------

                                      -F4-

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

Our principal executive office is located at 42 Mercantile Way Malaga, Malaga D C 6945, Western Australia. Our telephone number is 61 + (8) + 9248 3188. Our Internet address is www.alloysteel.net

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Sales

Alloy Steel had sales of $ 569,007 and $ 848,805 for the three months ended March 31, 2002 and three months ended March 31, 2001, respectively. These sales consist primarily of the sale of our Arcoplate product. Substantially all of our sales during the periods were denominated in Australian dollars. Sales were converted into U.S. dollars at the conversion rate of $ 0.51879 representing the average foreign exchange rate for the three months ended March 31, 2002. It should be noted that the quarter ended March 31 is not to be considered an equivalent of 25% of the annual sales of the company.

Costs of Sales

Alloy Steel had cost of sales of $ 262,161 and $ 387,622 for the three months ended March 31, 2002 and three months ended March 31, 2001, respectively. Alloy Steel's gross profit was $306,846, or 54% of sales, and $ 461,183, or 54% of sales, for respective periods.

Operating Expenses

Alloy Steel had operating expenses of $ 267,833 and $ 339,949 for the three months ended March 31, 2002 and three months ended March 31, 2001, respectively. Our operating expenses consist primarily of management salaries, consulting expenses, and travel expenses.

Net Income Before Income Taxes

Alloy Steel had net income before income taxes of $ 41,277 and $ 121,528 for the three months ended March 31, 2002 and three months ended March 31, 2001, respectively.

Income Taxes

Alloy Steel had income taxes of $16,067 and $111,565 for the three months ended March 31, 2002 and three months ended March 31, 2001, respectively. The income taxes are computed on the income generated by our Australian subsidiary at the statutory rate of 30%. No benefit has been attributed to the loss generated by Alloy Steel in the United States.

Net Income

Alloy Steel had net income of $25,210 or nil per share, and $9,963 or nil per share, for the three months ended March 31, 2002 and three months ended March 31, 2001, respectively.

Six Months Ended March 31, 2002 and 2001

Sales

Alloy Steel had sales of $1,067,838 and $1,154,864 for the six months ended March 31, 2002 and six months ended March 31, 2001, respectively. These sales consist primarily of the sale of our Arcoplate product. Substantially all of our sales during the periods were denominated in Australian dollars. Sales were converted into U.S. dollars at the conversion rate of $.51879 representing the average foreign exchange rate for the six months ended March 31, 2002. It should be noted that the period ending March 31 is not to be considered an equivalent of 50% of the annual sales of the company.

Costs of Sales

Alloy Steel had cost of sales of $584,034 and $558,264 for the six months ended March 31, 2002 and six months ended March 31, 2001, respectively. Alloy Steel's gross profit was $483,804, or 45.31% of sales, and $506,600 or 51.66% of sales, for respective periods.

Operating Expenses

Alloy Steel had operating expenses of $494,881 and $634,596 for the six months ended March 31, 2002 and six months ended March 31, 2001, respectively. Our operating expenses consist primarily of management salaries, consulting expenses, and travel expenses.

Net Loss Before Income Taxes

Alloy Steel had a net loss before income taxes of ($6,126) and ($37,666) for the six months ended March 31, 2002 and six months ended March 31, 2001, respectively.

Income Taxes

Alloy Steel had income taxes of $16,067 and $123,757 for the six months ended March 31, 2002 and 2001, respectively. The income taxes are computed on the income generated by our Australian subsidiary at the statutory rate of 34%. No benefit has been attributed to the loss generated by Alloy Steel in the United States.

Net Loss

Alloy Steel had net loss of ($22,193) or ($.005) per share, and ($161,423), or ($.009) per share, for the six months ended March 31, 2002 and 2001, respectively.

Liquidity and Capital Resources

We have funded our requirements for working capital through the sale of Alloy Steel's securities and the sale of the Arcoplate products. As of March 31, 2002, we had working capital (i.e., current assets minus current liabilities) deficiency of $110,177.

For the three months ended March 31, 2002, the total cash provided by operating activities was $197,274, consisting primarily of net loss of ($22,193), an increase in accounts receivable of ($106,125), an increase in inventories of $117,229 and an increase in accounts payable of $133,992. Cash of $216,200 was used in investment activities for the purchase of property, plant and equipment. Cash provided by financing activities was $154,131 from refinancing activities. These funds were basically utilized in the construction of plant.

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

Although we have prototype equipment, we do not currently have the equipment necessary for the manufacturing of Arcoplate in significant commercial quantities. We do not anticipate the completion of additional equipment until July 2002 at the earliest. In addition, we do not currently manufacture the commercial equipment necessary for the implementation of the 3-D Pipe Fitting Cladder process. Accordingly, we have limited internal manufacturing capacity and no experience in manufacturing our products in industrial or significant commercial quantities. Due to our limited production capacity, we may be unable to meet demand for our products. In addition, our manufacturing operations use certain equipment which, if damaged or otherwise rendered inoperable or unavailable, could result in the disruption of our manufacturing operations. Any extended interruption of operations at our manufacturing facility would have a material adverse effect on our business.

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

The company through its Australian operating subsidiary, Alloy Steel Australia
(Int) Pty Ltd has entered into product distribution agreements with Walkers Pty Ltd for certain geographic market areas.

Walkers Pty Ltd is a wholly owned subsidiary of Downer EDI Limited a large Australian listed engineering group with synergies in the markets in which "Arcoplate" the companies prime wear resistant plate product is currently being used, and markets which have not yet been penetrated.

Contracts have been entered into as follows: -

            Australia: - This is for a five-year term on a minimum take or pay basis with the contract minimum quantity raising to US$2,600,000 in the fifth year.

Contracts have been entered for the following geographical areas for a six month period: -
            Singapore
            Fiji
            New Zealand
            Philippines
            Thailand
            Papua New Guinea
            Malaysia
            New Caledonia
            Indonesia
            Argentina

The nature of these contracts is to allow Walkers or on associate company to begin marketing and carry out market research in each area. This will enable long term contracts with specific performance clauses to be entered into.

The directors of Alloy Steel are extremely confident of the success of these contractual arrangements and after further discussions with Walkers are sure than the minimum take requirements will be exceeded

Market for common equity

Alloy Steels' common stock has been quoted on the Over the Counter Bulletin Board, maintained by the National Association of Securities Dealers, since August 28, 2001. Since August 28, 2001 Alloy Steel's common stock has been quoted under the symbol "AYSI"

As at March 31, 2002 Alloy Steel believes there were approximately 43 holders of record of the Company's common stock.
                                       -3-

                                     PART II

Other Information.
------------------

Item 1.  Legal Proceedings.
         -----------------

         There are no material legal proceedings pending or, to our best knowledge, threatened against us.

Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------

         (a), (b), (c) and (d)      None.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         None.

Item 5.  Other Information.
         -----------------

         Not applicable.





                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    April ___, 2002             ALLOY STEEL INTERNATIONAL, INC.


                                     By: _______________________________________
                                           Alan Winduss, Chief Financial Officer