Form 10QSB
period 2002-06-30
ALLOY STEEL INTERNATIONAL INC
filed 2002-09-27
CIK 1127454

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(MARK ONE)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                              to                             .

Commission File No.

ALLOY STEEL INTERNATIONAL, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	98-0233941
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Alloy Steel International, Inc.
42 Mercantile Way Malaga
P.O. Box 3087 Malaga D C 6945
Western Australia
(Address of Principal Executive Offices)

61 (8) 9248 3188
(Issuer’s Telephone Number, Including Area Code)

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

        There were 16,950,000 shares of Common Stock outstanding as of September 4, 2002.

PART I

ITEM 1.	FINANCIAL STATEMENTS.

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	June 30, 2002	September 30, 2001
	(unaudited)
ASSETS
Current Assets
Cash	$182,611	$179,135
Accounts receivable	377,652	209,546
Inventories	129,171	259,547
Prepaid expenses and other current assets	36,137	50,217

Total Current Assets	725,571	698,445

Property and Equipment, net	1,347,895	990,104

Other Assets
Intangibles	90,512	90,512
Other	3,926	3,926

	94,438	94,438

Total Assets	$2,167,904	$1,782,987

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and other current liabilities	$739,833	$451,890
Income taxes payable	175,300	235,979

Total Current Liabilities	915,133	687,869

Long-Term Liabilities
Interest bearing liabilities	128,980	—

Total Liabilities	1,044,113	687,869

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity
Preferred Stock: $0.01 par value; authorized 3,000,000 shares; issued and outstanding—none
Common Stock: $0.01 par value; authorized 50,000,000 shares; 16,950,000 issued and outstanding	169,500	169,500
Additional paid-in-capital	1,109,402	1,173,382
Accumulated other comprehensive income (loss)	84,296	(84,566)
Accumulated deficit	(239,407)	(163,198)

Total Stockholders’ Equity	1,123,791	1,095,118

Total Liabilities and Stockholders’ Equity	$2,167,904	$1,782,987

See notes to consolidated financial statements

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Statements of Operations And Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001	Nine Months Ended June 30, 2002	Nine Months Ended June 30, 2001
Sales	$456,334	$1,247,423	$1,524,172	$2,387,391

Cost of Sales	302,830	579,571	886,864	1,103,392

Gross Profit	153,504	667,852	637,308	1,283,999

Operating Expenses
Selling, general and administrative expenses	215,455	180,743	710,336	804,094

Operating Income (Loss)	(61,951)	487,109	(73,028)	479,905

Other Income
Interest income	2,695	462	7,571	462
Unrealized foreign exchange gain	5,240	—	5,315

	7,935	462	12,886	462

Income (Loss) Before Income Taxes	(54,016)	487,571	(60,142)	480,367

Income taxes	—	348,350	16,067	348,350

Net Income (Loss)	$(54,016)	$139,221	$(76,209)	$132,017

Basic Loss and Diluted Loss Per Common Share	$(0.00)	$0.01	$(0.00)	$0.01

Weighted Average Common Shares Outstanding	16,950,000	16,900,000	16,950,000	16,900,000

Comprehensive Income (Loss)

Net Income (Loss)	$(54,016)	$139,221	$(76,209)	$132,017

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	70,305	(20,393)	168,862	(20,393)

Comprehensive Income (Loss)	$16,289	$118,828	$92,653	$111,624

See notes to consolidated financial statements

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30, 2002	Nine Months Ended June 30, 2001
Cash Flows from Operating Activities
Net income (loss)	$(76,209)	$132,017
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	59,961	10,337
Amortization on deferred compensation	—	(145,600)
Common stock issued for services	—	590,400
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Accounts receivable	(128,289)	(291,120)
Inventories	154,615	(60,333)
Prepaid expenses and other current assets	4,444
GST refundable	15,940
Income taxes payable	(94,199)	219,982
Accounts payable and other current liabilities	153,863	337,625

Net Cash Provided by Operating Activities	90,126	793,308

Net Cash Used in Investing Activities
Purchase of property and equipment	(259,227)	(647,162)

Cash Flows From Financing Activities
Proceeds from borrowings	154,131	—
Repayment of borrowings	(15,134)	—

Net Cash Provided by Financing Activities	138,997	—

Effect of foreign exchange rate on cash	33,580	—

Net Increase in Cash	3,476	146,146

Cash, beginning of period	179,135	8,674

Cash, end of period	$182,611	$154,820

Non-Cash Investing and Financing Activities
Stock issued for Arcoplate Division net assets	$—	$290,521

Stock issued for consulting and professional services	$—	$590,400

See notes to consolidated financial statements

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

NOTE - 1    CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at June 30, 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2001 audited financial statements included in the registrant’s annual report on Form 10-KSB. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

NOTE - 2    PRONOUNCEMENTS ISSUED, NOT YET ADOPTED

In July 2001, the Financial Accounting Standards Board issued two statements—Statement 141, BUSINESS COMBINATIONS, and Statement 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which will potentially impact the Company’s accounting for its reported goodwill and other intangible assets.

Statement 141:

•	Eliminates the pooling method for accounting for business combinations.

•	Requires intangible assets that meet certain criteria be reported separately from goodwill.

•	Requires negative goodwill arising from a business combination to be recorded as an extraordinary gain.

Statement 142:

•	Eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life.

•	Requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

Upon adoption of these Statements, the Company is required to:

•
Re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangible assets do not meet the criteria for recognition, they should be reclassified to goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill.

•	Reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly.

•	Write-off any remaining negative goodwill.

The standards generally are required to be implemented by the Company in its 2002 financial statements. The adoption of these standards will not have a material impact on the consolidated financial statements.

NOTE - 3    INVENTORIES

Inventories consist of the following at June 30, 2002 (unaudited) and September 30, 2001.

	June 30, 2002	September 30, 2001
Raw materials	$70,702	$32,343
Finished goods	58,469	227,204

	$129,171	$259,547

ITEM 2.	MANAGEMENT’S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS.

Introductory Statements

Forward-Looking Statements and Associated Risks. This filing contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. In addition, when used in this filing, the words “believes,” “anticipates,” “intends,” “in anticipation of,” “expects,” and similar words are intended to identify forward-looking statements. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, including those described in the “Business Risk Factors” section. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and our industry, demand for our products, competition, reductions in the availability of financing and availability of raw materials, and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

Overview

We manufacture and distribute Arcoplate, a wear-resistant fused-alloy steel plate, through a patented production process. The Arcoplate process enables an alloy overlay to be evenly applied to a sheet of steel, creating a metallurgical bond between the alloy and the mild steel that is resistant to wear caused by impact, abrasion and erosion.

We are also developing for manufacture and distribution, the 3-D Pipe Fitting Cladder process, a computer-driven and software-based mechanical system for industrial use. The 3-D Pipe Fitting Cladder process enables wear resistant alloy coatings to be applied to the interior of pipefittings, where wear is most likely to occur.

Our principal executive office is located at 42 Mercantile Way Malaga, Malaga D C 6945, Western Australia. Our telephone number is 61 + (8) + 9248 3188. Our Internet address is www.alloysteel.net

QUARTER ENDED JUNE 30, 2002 COMPARED WITH THE QUARTER ENDED JUNE 30,2001

Sales

Alloy Steel had sales of $456,334 and $1,247,423 for the three months ended June 30, 2002 and three months ended June 30, 2001, respectively. These sales consist solely of the sale of our Arcoplate product. Substantially all of our sales during the periods were denominated in Australian dollars. Sales were converted into U.S. dollars at the conversion rate of $ 0.55133 representing the average foreign exchange rate for the three months ended June 30, 2002. It should be noted that the period ending June 30 is not to be considered an equivalent of 75% of the annual sales of the company.

Gross Profit and Costs of Sales

Alloy Steel had cost of sales of $302,830 and $579,571 for the three months ended June 30, 2002 and three months ended June 30, 2001, respectively. Alloy Steel’s gross profit was $153,504 or 34% of sales, and $667,852, or 53% of sales, for respective periods.

Operating Expenses

Alloy Steel had operating expenses of $215,455 and $180,743 for the three months ended June 30, 2002 and three months ended June 30, 2001, respectively. Our operating expenses consist primarily of management salaries, consulting expenses, and travel expenses.

Net Income (Loss) Before Income Taxes

Alloy Steel had a net loss before income taxes of $54,016 and net income of $487,571 for the three months ended June 30, 2002 and three months ended June 30, 2001, respectively.

Income Taxes

Alloy Steel had income taxes of nil and $348,350 for the three months ended June 30,2002 and three months ended June 30, 2001, respectively. The income taxes are computed on the income generated by our Australian subsidiary at the statutory rate of 30%. No benefit has been attributed to the loss generated by Alloy Steel in the United States.

Net Income (Loss)

Alloy Steel had net loss of $54,016 or $ 0.00 per share, and $139,221, or $ 0.01 per share, for the three months ended June 30, 2002 and three months ended June 30, 2001, respectively.

NINE MONTHS ENDED JUNE 30,2002 COMPARED WITH THE NINE MONTHS ENDED JUNE 30, 2001

Sales

Alloy Steel had sales of $1,524,172 and $2,387,391 for the nine months ended June 30, 2002 and nine months ended June 30, 2001, respectively. These sales consist solely of the sale of our Arcoplate product. Substantially all of our sales during the periods were denominated in Australian dollars.

Gross Profit and Costs of Sales

Alloy Steel had cost of sales of $886,864 and $1,103,392 for the nine months ended June 30, 2002 and nine months ended June 30, 2001, respectively. Alloy Steel’s gross profit was $637,308 or 42% of sales, and $1,283,999, or 54% of sales, for respective periods.

Operating Expenses

Alloy Steel had operating expenses of $710,336 and $804,094 for the nine months ended June 30, 2002 and nine months ended June 30, 2001, respectively. Our operating expenses consist primarily of management salaries, consulting expenses, and travel expenses.

Net Income (Loss) Before Income Taxes

Alloy Steel had a net loss before income taxes of $60,142 and net income of $480,367 for the nine months ended June 30, 2002 and nine months ended June 30, 2001, respectively.

Income Taxes

Alloy Steel had income taxes of $16,067 and $348,350 for the nine months ended June 30,2002 and nine months ended June 30, 2001, respectively. The income taxes are computed on the income generated by our Australian subsidiary at the statutory rate of 30%. No benefit has been attributed to the loss generated by Alloy Steel in the United States.

Net Income (Loss)

Alloy Steel had net loss of $76,209 or $ 0.00 per share, and a net profit of $132,017, or $ 0.01 per share, for the nine months ended June 30, 2002 and nine months ended June 30, 2001, respectively.

Liquidity and Capital Resources

We have funded our requirements for working capital through the sale of the Arcoplate products. As of June 30, 2002, we had working capital (i.e., current assets minus current liabilities) deficiency of $189,562.

Operating activities during the nine months ended June 30, 2002 provided cash of $90,126, primarily reflecting depreciation of $59,961, a reduction of inventories of $154,615 and an increase in accounts payable and other current liabilities of $153,863. Conversely, the net loss, increases to accounts receivable and decreases to income taxes payable used cash of $76,209, $128,289 and $94,199, respectively. For the nine months ended June 30, 2001, the total cash provided by operating activities was $793,308, consisting primarily of net income of $132,017, common stock issued for services of $590,400, and increase in accounts payable and other current liabilities of $337,625 and an increase in income taxes payable of $219,982. These amounts were partially offset by the amortization of deferred compensation of $145,600 and an increase in accounts receivable of $291,120.

Cash used by investing activities amounted to $259,227 in the none-month period ended June 30, 2002. The investing activities were due to the purchase of property and equipment. Our investing activities used cash of $647,162 in the nine months ended June 30, 2001, consisting primarily of the purchase of property and equipment.

In the nine months ended June 30, 2002, our financing activities provided cash of $138,997, which included $154,131 from proceeds from borrowings offset by repayments of $15,134.

Testing of the new mill being constructed to expand plant capacity commenced in August 2002 and is expected to be in production by September 30th this year. We anticipate that we will incur capital expenditures for machinery of approximately $1,500,000 to $2,000,000 for further production equipment over the next two years. In addition, we anticipate that the cost of manufacture of the machinery necessary for the 3-D Pipe Fitting Cladder process will be approximately $500,000. This machine is expected to be in operation by December 2002. The 3-D Pipe Fitting Cladder machinery includes a computer driven software mechanical system, which has been designed to overlay with wear resistant coating onto pipefittings.

The company has also commenced preliminary development of a prototype machine to apply a wear resistant alloy on drill string pipes. These pipes are used to drill blast holes in mining industry excavation operations. If successful, as anticipated, once in commercial operation the process is expected to generate significant revenues for the company.

BUSINESS RISK FACTORS

We have a limited operating history. We cannot assure you that we will achieve or maintain profitability in any future period. Until we achieve the manufacturing capacity sufficient to sustain continuous production of Arcoplate or Arcoplate-based products, we will have substantial production under-capacity, and we may be unable to fill customer orders. Such events could cause us to incur operating losses, this however will be negated when the new alloy mill becomes fully operational in September 2002.

Due to our present limited production capacity, we may be unable to meet demand for our products. This however will be alleviated when the new machine begins production. Our manufacturing operations use certain equipment which, if damaged or otherwise rendered inoperable or unavailable, could result in the disruption of our manufacturing operations. Any extended interruption of operations at our manufacturing facility would have a material adverse effect on our business.

We believe that the available cash and anticipated cash flow from operations will be sufficient to satisfy Alloy Steel’s anticipated capital requirements for approximately six months. Accordingly, we anticipate that we may require additional financing to continue operations and pursue our plans for expansion. Such financing may take the form of the issuance of common stock or preferred stock or debt securities, or may involve bank or other lender financing.

In the period under review, Australian sales made by its appointed distributor Walkers Pty Ltd (announcement of appointment made in previous quarter’s report) have been as required under the contractual arrangement. Following a visit to America by the company’s Chief Executive Officer Mr G Kostecki the company if confident that distributorship arrangements in key areas of North America will be entered into during the September quarter of this year.

Market for common equity

Alloy Steels’ common stock has been quoted on the Over the Counter Bulletin Board, maintained by the National Association of Securities Dealers, since August 28, 2001. Since August 28, 2001 Alloy Steel’s common stock has been quoted under the symbol “AYSI”

As at June 30, 2002 Alloy Steel believes there were approximately 43 holders of record of the company’s common stock.

PART II

Other Information.

Item 1.	Legal Proceedings.

There are no material legal proceedings pending or, to our best knowledge, threatened against us.

Item 2.	Changes in Securities and Use of Proceeds.

(a), (b), (c) and (d) None.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

Not applicable.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 27, 2002	ALLOY STEEL INTERNATIONAL, INC.

	By:	/S/ ALAN WINDUSS

Alan Winduss, Chief Financial Officer