Form 10KSB
period 2002-09-30
ALLOY STEEL INTERNATIONAL INC
filed 2003-01-13
CIK 1127454

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                     FORM 10-KSB

        Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended SEPTEMBER 30, 2002


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

Securities registered under Section 12(g) of the Exchange Act:    Common Stock,
                                                                 $0.01 Par Value


     Check  whether  the  issuer  (1)  filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes:  [X]  No:  [  ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB [_]

     The Issuer's revenue for the fiscal year ended September 30, 2002 was $2,116,314.

     As of December 20, 2002, the issuer had a total of 16,950,000 shares of Common Stock outstanding.

     Transitional  Small  Business  Disclosure  Format  (check one):

                                 Yes [ ]       No [X]



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

     Although welded wear plates have been used in the manufacturing, mining and construction industries for more than half a century, they are characterized by several functional limitations. Conventional welded wear plates have:

     - the tendency to separate into chips or fragments when subjected to high impact;

     -    uneven  base  metal  dilution  resulting  in uneven alloy content; and

     -    rough  surfaces  resulting  in  poor  material  flow.

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

     Our equipment is presently operating at full capacity. We anticipate that additional machinery to expand our capacity will be completed in February, 2003. Upon completion of the additional equipment, we intend to increase our sales and marketing efforts.

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

     Unless the context otherwise requires, the description of our business, includes the operations of our predecessor, the Arcoplate Division of the Collier Unit Trust and the following:

     - the acquisition of a license for the worldwide rights to commercially exploit the Arcoplate process, with the exception of the United States, in May 2000;

     - the acquisition of certain plant equipment assets of Collier Unit Trust in October 2000; and

     -    the  acquisition  of  the  3-D Pipe Fitting Cladder Process in October
          2000.

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

     Arcoplate is designed for installation and use where the wear of parts and machinery frequently occurs, including:

     -    the mining of iron, gold, nickel, copper and other ores;

     -    brick  and  cement  works  and  power  stations;

     - the manufacture of ore feed bins, transfer chutes, dredging systems and conveyor side skirts;

     -    bulldozer  arms  and  blades;  and

     -    truck  box  liners  and  bucket  loader  liners.

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

     SALES AND MARKETING

     To date, most of our orders have been the result of unsolicited inquiries from prospective customers who have learned of our Arcoplate products on a word-of-mouth basis in their respective industries. For the year ended September 30, 2002, 13 customers accounted for 90% of sales. Sales to such customers ranged from 1% of sales to 25% of sales.

     We intend to achieve market penetration in selected major markets through a multi-step process consisting of:

     -    presentation  of  technical  papers  at  industry  related  seminars;

     - initial discussions of the application highlighting the advantages of Arcoplate;

     - initial discussions of the application highlighting the advantages of the 3-D Pipe Fitting Cladder process;

     - an engineering and marketing evaluation by the prospective customer of sample material and demonstration products; and

     - licensing a production program where appropriate expenditures are made on tooling, equipment and quality control necessary to fulfill market requirements.

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

     RESEARCH  AND  DEVELOPMENT

     We are engaged in the development of new products and improvements to our existing products and we intend to maintain laboratory facilities for these purposes as well as a network of outside independent test laboratories and specialty subcontractors. Our past research and development efforts were focused on Arcoplate's wear resistance, as compared with the wear plate solutions of our competitors. For the year ended September 30, 2002, we incurred no research and development expenses. In the future, we intend to allocate one-half of 1% of sales to research and development expenditures. We expect that our techniques will continue to be developed and refined through empirical tests and prototype development. We expect that we will devote substantial resources to research and development efforts.

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

     GOVERNMENT  REGULATION

     Our Arcoplate manufacturing plant is subject to many laws and regulations relating to the protection of the environment. These laws and regulations impose requirements concerning, among other matters, the treatment, acceptance, identification, storage, handling, transportation and disposal of industrial by-products, hazardous and solid waste materials, waste water, air emissions, noise emissions, soil contamination, electromagnetic radiation, surface and groundwater pollution, employee health and safety, operating permit standards, monitoring and spill containment requirements, zoning, and land use. We frequently examine ways to minimize any impact on the environment and to effect cost savings relating to environmental compliance. Our management believes that we are in material compliance with all applicable environmental laws and that our products and processes do not present any unusual environmental concerns. Our management further believes that the cost of compliance with all applicable environmental laws is approximately $5,000 per year.

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

     EMPLOYEES

     We employed 11 persons on a full-time basis and 6 contract employees as of December 20, 2002, including two executive officers, and nine manufacturing personnel. None of our employees is a member of a labor union. We consider our relationship with our employees to be good. We anticipate hiring approximately four additional manufacturing employees, and one additional research and product development employee in the next twelve months.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security-holders through the solicitation of proxies or otherwise during the three months ended September 30, 2002.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     Alloy Steel's common stock has been quoted on the Over-the-Counter Bulletin Board maintained by National Association of Securities Dealers since August 2001 until October 2002. Since that date the Company's stock has been traded on the pink sheets. Since August 28, 2001, Alloy Steel's common stock has been quoted under the symbol "AYSI."

     The following table sets forth the range of high and low bid quotations for each calendar quarter for Alloy Steel's common stock since its stock began trading on August 28,2001.

                                               Bid Price Per Share
                                           ---------------------------
                                               High            Low
                                           -------------  ------------

     August 28, 2001 - September 30, 2001  $        2.50  $       1.00

     October 1, 2001 - December 31, 2001   $        3.50  $       1.02

     January 1, 2002 - March 31, 2002      $        1.01  $       0.05

     April 1, 2002 - June 30, 2002         $        0.30  $       0.07

     July 1, 2002 - September 30, 2002     $        0.20  $       0.10


     The above prices were obtained from Nasdaq, Inc. The quotations represent inter-dealer quotations, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

     As of December 20, 2002, Alloy Steel's believes there were approximately 34 holders of record of Alloy Steel's common stock.

     The Directors may from time to time declare, and Alloy Steel may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law. To date, no dividends have been declared or paid by Alloy Steel.

     EQUITY  COMPENSATION  PLANS

                                 EQUITY COMPENSATION PLAN INFORMATION TABLE

------------------------------------------------------------------------------------------------------
                                 (a)                       (b)                       (c)
------------------------------------------------------------------------------------------------------
Plan Category           Number of securities to be   Weighted-average       Number of securities
                        issued upon exercise of      exercise price of      remaining available for
                        outstanding options,         outstanding options,   future issuance under
                        warrants and rights          warrants and rights    equity compensation plans
                                                                            (excluding securities
                                                                            reflected in column (a))
------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by                None                         None                  2,000,000
security holders (1)
------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by            ----                         ----                     ----
security holders
------------------------------------------------------------------------------------------------------

Total                            None                         None                  2,000,000

------------------------------------------------------------------------------------------------------

(1)  Includes  the  Company's  2000  Stock  Plan.

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

     PLAN  OF  OPERATION

     Our objective during the next 12 months is to expand our capacity to produce Arcoplate. We believe that additional machinery to produce Arcoplate will be operational by February 2003. The additional machinery will supplement our prototype machinery which we have utilized to generate our sales. We believe that with the addition of new equipment we will have the capacity to produce Arcoplate which will have a resale value of $7,500,000-$10,000,000. However, we cannot assure you that we will achieve such capacity or generate such sales. We will also attempt to further increase the capacity of our facility. In addition, we intend to build the machinery for the 3-D Pipe Fitting Cladder Process, the cost of which is approximately $500,000. We intend to seek additional financing for these capital expenditures, but we cannot assure you that we will be able to obtain such financing. In the event that we are not able to obtain such additional financing, we will attempt to finance such expenditures out of operations or we will attempt to continue operations without such capital expenditures.

     We intend to achieve market penetration through a multi-step process consisting of:

     -    presentation  of  technical  papers  at  industry  related  seminars;

     - initial discussions of the application highlighting the advantages of Arcoplate;

     - an engineering and marketing evaluation by the prospective customer of sample material and demonstration products; and

     - licensing a production program where approximate expenditures are made on tooling, equipment and quality control necessary to fulfill market requirements.

     We also intend to continue our research and development activities with respect to our products. We intend to allocate approximately one-half of 1% of sales to research and development activities.

     RESULTS  OF  OPERATIONS

     SALES

     Alloy Steel had sales of $2,116,314 for the year ended September 30, 2002, compared to sales of $2,862,228 for the year ended September 30, 2001. These sales consist primarily of the sale of our Arcoplate product. Substantially all of our sales during the periods were denominated in Australian dollars. Sales were converted into U.S. dollars at the conversion rate of $0.54314 representing the average foreign exchange rate for the year ended September 30, 2002. Sales have decreased compared with the year ended September 2001 primarily due to a discount structure negotiated with appointed distributors.

     COSTS  OF  SALES

     Alloy Steel had cost of sales of $1,184,491 for the year ended September 30, 2002, compared to cost of sales of $1,235,181 for the year ended September
30, 2001. The gross profit amounted to $931,823 compared to $1,627,047 for the year ended September 30, 2001. The gross profit percentage decreased from 57% to 44% as a result of the discount structure previously referred to as well as fixed costs representing a larger proportion of cost of sales.

     SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Alloy Steel had selling, general and administrative expenses of $1,128,238 for the year ended September 30, 2002, compared to $1,524,457 in the year ended September 30, 2001. The decrease was primarily due to a reduction of consulting and professional fees in the year ended September 30, 2002.

     INCOME  BEFORE  TAXES

     Alloy Steel's loss before taxes was $795,280 for the year ended September 30, 2002, compared to a profit of $103,733 for the year ended September 30, 2001 The increase in the loss for the year ended September 30, 2002 is due to the write off of costs incurred in connection with the issue of shares to the facilitators of an equity line of credit arrangement that was not finalized. These costs were previously charged against capital in excess of par value in the year ended September 30, 2001.

     INCOME  TAXES

     Alloy Steel had income taxes of $3,467 for the year ended September 30, 2002 compared to $247,072 for the year ended September 30, 2001. This income tax expense related to taxes payable in Australia.

     NET  LOSS

     Alloy Steel had net loss of $798,747 or $0.05 per share, for the year ended September 30, 2002, compared to a net loss of $143,339 or $0.01 per share for the year ended September 30, 2001.

     LIQUIDITY

     For the year ended September 30, 2002, the total cash provided by operating activities was $274,327, consisting of an increase in accounts payable and other current liabilities of $215,751 and a decrease in inventories of $119,683 and a decrease in income tax payable $81,641 and a decrease of accounts receivable of $78,234.

     As of the year ended September 30, 2002, we had a working capital deficit of $233,377.

     We anticipate that the funding of our working capital needs will come primarily from the cash generated from our operations. To the extent that the cash generated from our operations is insufficient to meet our working capital needs or the purchase of machinery or equipment, then we will need to raise capital from the sale of securities in private offerings or loans. We have no commitments for capital. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

     We  anticipate  that  the  machinery  to  expand  our  capacity  to produce
Arcoplate will be completed in February 2003 and will cost approximately $175,000. In addition, we anticipate that the cost of the machinery necessary for the 3-D Pipe Fitting Cladder process will be approximately $500,000. This machine is expected to be in operation by December 2003. The 3-D Pipe Fitting Cladder machinery includes a computer driven software mechanical system which has been designed to overlay with super alloys wear resistant coating into pipe fittings. We have no material commitments for the additional financing for the addition of the machinery to expand our capacity to produce Arcoplate or the machinery for the 3-D Pipe Fitting Cladder process.

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

     SIGNIFICANT CHANGES IN NUMBERS OF EMPLOYEES

     We anticipate hiring approximately four additional manufacturing employees, one additional research and product development employee in the next 12 months.

     PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT

     We  anticipate  that  the  machinery  to  expand  our  capacity  to produce
Arcoplate will be completed in February, 2003 and will cost approximately $175,000. In addition, we anticipate that the cost of the machinery necessary for the 3-D Pipe Fitting Cladder process will be approximately $500,000. This machine is expected to be in operation by December 2003. The 3-D Pipe Fitting Cladder machinery includes a computer driven software mechanical system which has been designed to overlay with super alloys wear resistant coating into pipe fittings. We have no material commitments for the additional financing for the addition of the machinery to expand our capacity to produce Arcoplate or the machinery for the 3-D Pipe Fitting Cladder process.

     EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subjected to at least an annual assessment for impairment applying a fair-market value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), addresses the impairment for all tangible assets. In July 2002, the FASB issued SFAS No. 146 "Accounting For Costs Associated With Exit or Disposal Activities "SFAS No. 146", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred I a Restructuring)." SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" ("SFAS 148"), which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for voluntary changes to the fair value based method made in fiscal years beginning after December 15, 2003. The Company does not anticipate these pronouncements will have a significant impact on its consolidated financial position and results of operations.

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

     WE HAVE A LIMITED CUSTOMER BASE

     At present, our customer base consists primarily of companies involved in the mining and dredging industries. Our ability to operate depends on increasing our customer base and achieving sufficient gross profit margins. We cannot assure you that we will be able to increase our customer base or to operate profitably. If any of our major customers stop or delay its purchases of our products, our revenue and profitability would be adversely affected. For the year ended September 30, 2002, 13 customers accounted for 90% of our sales. We anticipate that sales of our products to relatively few customers will continue to account for a significant portion of our revenue. If these customers cancel or delay their purchase orders, our revenue may decline and the price of our common stock may fall. We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at the levels of previous periods or that we will be able to obtain orders from new customers. Although our financial performance depends on large orders from a key customers and resellers, we do not have binding commitments from any of them.

     OUR COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR SHAREHOLDERS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS

     Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

     -    With  a  price  of  less  than  $5.00  per  share;

     -    That  are  not  traded  on  a  "recognized"  national  exchange;

     - Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

     - In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

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

     WE HAVE LIMITED MARKETING AND SALES CAPABILITY

     Because of our limited working capital, we have not had the resources to fully implement our marketing and sales strategy. In order to increase our revenues, we are in the process of further implementing a marketing and sales force with technical expertise and marketing capability. Currently, we are dependant on the technical expertise, sales, and marketing capability, of Gene Kostecki, our Chief Executive Officer, and distributors. There can be no assurance that we will be able to:

     -    Establish and develop such a sales force;

     -    Gain market acceptance for our products;

     -    Obtain and retain qualified sales personnel on acceptable terms; and

     -    Meet our proposed marketing schedules or plans.

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

ITEM 7. FINANCIAL STATEMENTS

     Alloy Steel's audited consolidated financial statements for the year ended September 30, 2002 are attached to this filing.

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

                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Alloy  Steel's  present  directors  and  executive officers are as follows:

          NAME                  AGE  POSITION
          --------------------  ---  --------------------------------------

          Gene Kostecki          57  President, Chief Executive Officer and
                                     Director

          Alan Charles Winduss   61  Chief Financial Officer, Director and
                                     Corporate Secretary

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

     COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of Alloy Steel's equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock and the other equity securities of Alloy Steel. Officers, directors, and persons who beneficially own more than ten percent of a registered class of Alloy Steel's equities are required by the regulations of the Commission to furnish Alloy Steel with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to us, during the fiscal year ended September 30, 2002, our officers, directors, and greater than ten percent beneficial owners complied with all Sections 16(a) filing requirements applicable to them.

     ITEM  10.  EXECUTIVE  COMPENSATION

     The following table sets forth the annual cash compensation for services rendered by our chief executive officer for the fiscal year ended September 30, 2002. No other executive officer earned or secured more than $100,000 in salary and bonus for services rendered during the fiscal year ended September 30, 2002:

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION
-------------------------------------------------------------------------------
                                                       SECURITIES
                                                       UNDERLYING   ALL OTHER
NAME AND POSITION      YEAR   SALARY   BONUS   AWARDS   OPTIONS    COMPENSATION
---------------------  ----  --------  ------  ------  ----------  ------------

Gene Kostecki          2002  $150,000  $    0    --        --           --
President, Chief       2001  $150,000  $    0    --        --           --
Executive Officer and  2000  $      0  $    0    --        --           --
Director


     STOCK  OPTION  PLAN

     In May 2000, we adopted the 2000 Stock Option Plan. The purpose of the plan is to enable us to attract, retain and motivate key employees, directors, and consultants, by providing them with stock options. Options granted under the plan may be either incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. We have reserved 500,000 shares of common stock for issuance under the plan. As of the date of December 20, 2002, no options have been granted pursuant to the plan.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of December 20, 2002, the number and percentage of outstanding shares of common stock beneficially owned by:

     - each person who we know beneficially owns more than 5% of the outstanding shares of our common stock;

     -    each  of  our  executive  officers  and  directors;  and

     -    all  of  our  officers  and  directors  as  a  group.

     Except as otherwise noted, the persons named in this table, based upon information provided by these persons, have sole voting and investment power with respect to all shares of common stock owned by them. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options or warrants held by such person that are exercisable within 60 days of the date of December 20, 2002, but excludes shares of common stock underlying options or warrants held by any other person. Unless otherwise indicated, the address of each beneficial owner is c/o Alloy Steel, 42 Mercantile Way Malaga, P.O. Box 3087 Malaga D C
6945,  Western  Australia.

                                                                             PERCENTAGE
                                                                                 OF
                                                                               COMMON
                                                                                STOCK
                                                                NUMBER      BENEFICIALLY
NAME OF BENEFICIAL OWNER                                       OF SHARES        OWNED
-----------------------------------------------------------  -------------  -------------
Gene Kostecki                                                10,598,000(1)          62.5%

Alan Charles Winduss                                          1,893,250(2)          11.2%

All present officers and directors as a group (Two persons)  12,491,250             74.0%

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Messrs. Gene Kostecki and AlanWinduss are both directors of Alloy Steel International, Inc. and its subsidiary, Alloy Steel Australia (Int) Pty Ltd.

     Mr. Winduss is a director of a public accounting firm Winduss & Associates Pty Ltd, which provides accounting and secretarial services to Alloy Steel's subsidiary, Alloy Steel Australia (Int.) Pty Ltd. These services are provided at normal commercial rates and conditions. The cost of these services are recovered under the fees paid by Mr Winduss' consulting agreement.

     Alloy Steel Australia (Int.) Pty Ltd. paid rent of $85,000, for commercial premises it occupied during the year, to Raglan Securities Pty Ltd., a company controlled by Gene Kostecki.

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

     Mr. Kostecki and Mr. Winduss may be deemed promoters of Alloy Steel International.

     ITEM  13.  EXHIBITS,  LISTS  AND  REPORTS  ON  FORM  8-K

          (a) The following exhibits are filed as part of this registration statement:


EXHIBIT NO.  DESCRIPTION                                                             LOCATION
-----------  -------------------------------------------------  -------------------------------------------------

3.1          Certificate of Incorporation                       Incorporated by reference to Exhibit 3.1 to Alloy
                                                                Steel's Registration Statement on Form SB-2, as
                                                                amended (the 'Registration Statement"), filed
                                                                with the SEC on November 2, 2000.

3.2          By-laws                                            Incorporated by reference to Exhibit 3.2 to Alloy
                                                                Steel's Registration Statement.

4.1          Specimen Certificate                               Incorporated by reference to Exhibit 4.1 to Alloy
                                                                Steel's Registration Statement.

10.1         Stock Option Plan                                  Incorporated by reference to Exhibit 10.1 to Alloy
                                                                Steel's Registration Statement.

10.2         License Agreement, dated May 4, 2000, between      Incorporated by reference to Exhibit 10.2 to Alloy
             Alloy Steel and Kenside Investments, Ltd.          Steel's Registration Statement.

10.3         Employment Agreement, dated October 2, 2000,       Incorporated by reference to Exhibit 10.3 to Alloy
             between Alloy Steel and Gene Kostecki              Steel's Registration Statement.

10.4         Employment Agreement, dated October 2, 2000,       Incorporated by reference to Exhibit 10.4 to Alloy
             between Alloy Steel and Alan Winduss               Steel's Registration Statement.

10.5         Consulting Agreement, dated October 2, 2000,       Incorporated by reference to Exhibit 10.5 to Alloy
             between Alloy Steel and Berryhill Investments,     Steel's Registration Statement.
             Ltd.

10.6         Consulting Agreement, dated October 2, 2000,       Incorporated by reference to Exhibit 10.6 to Alloy
             between Alloy Steel and Chartreuse Nominees Pty.   Steel's Registration Statement.
             Ltd.

10.7         Amended and Restated Consulting Agreement,         Incorporated by reference to Exhibit 10.7 to Alloy
             dated October 2, 2000, between Alloy Steel and     Steel's Registration Statement.
             Persia Consulting Group, Inc.

10.8         Consulting Agreement, dated October 2, 2000,       Incorporated by reference to Exhibit 10.8 to Alloy
             between Alloy Steel and Ragstar Investments, Ltd.  Steel's Registration Statement.

10.9         Consulting Agreement, dated October 2, 2000,       Incorporated by reference to Exhibit 10.9 to Alloy
             between Alloy Steel and Alan Winduss Pty. Ltd.     Steel's Registration Statement.

10.10        Consulting Agreement, dated October 2, 2000,       Incorporated by reference to Exhibit 10.10 to
             between Alloy Steel and Ames Nominees Pty. Ltd.    Alloy Steel's Registration Statement.

10.11        Lease Agreement, dated July 1, 2000, between       Incorporated by reference to Exhibit 10.11 to
             Alloy Steel and Raglan Securities Pty. Ltd.        Alloy Steel's Registration Statement.

10.12        Asset Purchase Agreement, dated October 2, 2000    Incorporated by reference to Exhibit 10.12 to
             between Alloy Steel and Collier Unit Trust         Alloy Steel's Registration Statement.

10.13        Equipment Purchase Agreement, dated October 2,     Incorporated by reference to Exhibit 10.13 to
             2000, between Alloy Steel and Collier Unit Trust   Alloy Steel's Registration Statement.

10.14        Asset Purchase Agreement, dated October 2, 2000,   Incorporated by reference to Exhibit 10.14 to
             by and among Alloy Steel and Gene Kostecki and     Alloy Steel's Registration Statement.
             Alan Winduss

23.1         Consent of Rothstein, Kass & Company, P.C.         Provided herewith.


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

Date:                                     ALLOY STEEL INTERNATIONAL INC.


                                          By:
                                              --------------------------
                                          Name: Gene Kostecki
                                          Title: Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                   TITLE                                DATE
--------------------------  -----------------------------------  ---------------


--------------------------
Gene Kostecki               Chairman, Chief Executive Officer    Date:
                            and Director


--------------------------
Alan Winduss                Chief Financial Officer              Date:
                            (Principal Accounting Officer)
                            and Director

                        FORM OF SECTION 906 CERTIFICATION

     I, Gene Kostecki, Chief Executive Officer of Alloy Steel International Inc., certify, pursuant to 18 U.S.C. Sec. 1350, as enacted by Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Annual Report on Form 10-KSB for the year ended September 30,2002 (the "Annual Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

     (2) information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of Alloy Steel International Inc.

Dated:  [___________]
                                      -------------------------------
                                        Gene Kostecki
                                        Chief Executive Officer

                          FORM OF SECTION 906 CERTIFICATION

     I, Alan Winduss, Chief Financial Officer of Alloy Steel International Inc., certify, pursuant to 18 U.S.C. Sec. 1350, as enacted by Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Annual Report on Form 10-KSB for the year ended September 30, 2002 (the "Annual Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

     (2) information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of Alloy Steel International Inc.

Dated:  [___________]
                                      -------------------------------
                                        Alan Winduss
                                        Chief  Financial  Officer

                        FORM OF SECTION 302 CERTIFICATION

     I,  Gene  Kostecki,  certify  that:

     1. I have reviewed this annual report on Form 10-KSB of Alloy Steel International Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:
          ----------------            -------------------------------
                                      Gene Kostecki
                                      Chief Executive Officer

                          FORM OF SECTION 302 CERTIFICATION

     I,  Alan  Winduss,  certify  that:

     1. I have reviewed this annual report on Form 10-KSB of Alloy Steel International Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:
          ----------------            -------------------------------
                                      Alan Winduss
                                      Chief Financial Officer

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(ITEM 7)

================================================================================


INDEPENDENT  AUDITORS'  REPORT                                               F-2


CONSOLIDATED  FINANCIAL  STATEMENTS

   Consolidated  Balance  Sheet
   September  30,  2002                                                      F-3

   Consolidated  Statements  of  Operations
   Years  Ended  September  30,  2002  and  2001                             F-4

   Consolidated  Statements  of  Stockholders'  Equity
   Years  Ended  September  30,  2002  and  2001                             F-5

   Consolidated  Statements  of  Cash  Flows
   Years  Ended  September  30,  2002  and  2001                             F-6

   Notes  to  Consolidated  Financial  Statements                       F-7 - 15

                         ALLOY STEEL INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITORS' REPORT

                               SEPTEMBER 30, 2002

INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Alloy Steel International, Inc.


We have audited the accompanying consolidated balance sheet of Alloy Steel International, Inc. and Subsidiary (the "Company") as of September 30, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2002, and the results of its operations and its cash flows for the years ended September 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.


                                        \\Rothstein, Kass & Company, P.C.


Roseland, New Jersey
January 9, 2003

                 ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                               September 30, 2002


                                     ASSETS


CURRENT ASSETS
  Cash and cash equivalents                              $      288,448
  Accounts receivable, less allowance for doubtful
  accounts of $20,272                                           131,316
  Inventories                                                   158,269
  Prepaid expenses and other current assets                      39,155
                                                         ---------------
    Total current assets                                        617,188
                                                         ---------------

PROPERTY AND EQUIPMENT, net                                   1,266,856
                                                         ---------------

OTHER ASSETS
  Intangibles                                                    90,512
                                                         ---------------

                                                         $    1,974,556
                                                         ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES
  Notes payable, current portion                         $       32,814
  Accounts payable and other current liabilities                666,634
  Income taxes payable                                          151,188
                                                         ---------------
    Total current liabilities                                   850,636
                                                         ---------------
LONG-TERM LIABILITIES
  Notes payable, less current portion                           107,602
                                                         ---------------

    Total liabilities                                           958,238
                                                         ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, authorized 3,000,000
  shares; issued and outstanding - none
  Common stock, $.01 par value, authorized  50,000,000
  shares; issued and outstanding 16,950,000 shares              169,500
  Capital in excess of par value                              1,773,382
  Accumulated deficit                                          (961,945)
  Accumulated other comprehensive income                         35,381
                                                         ---------------

    Total stockholders' equity                                1,016,318
                                                         ---------------

                                                         $    1,974,556
                                                         ===============

          See accompanying notes to consolidated financial statements.

                    ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                       Years Ended September 30, 2002 and 2001


                                                         2002         2001
                                                     ------------  ------------
SALES                                                $ 2,116,314   $ 2,862,228


COST OF SALES                                          1,184,491     1,235,181
                                                     ------------  ------------

GROSS PROFIT                                             931,823     1,627,047

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                               1,128,238     1,524,457
COST IN CONNECTION WITH EQUITY LINE OF CREDIT            600,000             -
                                                     ------------  ------------

                                                       1,728,238     1,524,457
                                                     ------------  ------------

INCOME (LOSS) FROM OPERATIONS                           (796,415)      102,590

INTEREST EXPENSE                                          (8,827)       (3,140)

INTEREST INCOME                                            9,962         4,282
                                                     ------------  ------------


INCOME (LOSS) BEFORE INCOME TAXES                       (795,280)      103,732

INCOME TAXES                                               3,467       247,072
                                                     ------------  ------------

NET LOSS                                             $  (798,747)  $  (143,340)
                                                     ============  ============


BASIC AND DILUTED LOSS PER COMMON SHARE              $     (0.05)  $     (0.01)
                                                     ============  ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 USED IN COMPUTING BASIC AND DILUTED LOSS
 PER COMMON SHARE                                     16,950,000     16,688,335
                                                     ============  ============

          See accompanying notes to consolidated financial statements.

                                   ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       Years Ended September 30, 2002 and 2001


                                                                       Common Stock          Capital
                                                                  ----------------------    in excess      Accumulated
                                                                     Shares      Amount    of par value      Deficit
                                                                  ------------  --------  --------------  -------------
Balances, October 1,  2000                                           8,696,250  $ 86,963  $     512,449   $    (19,858)

Costs associated with issuance of common stock                                                  (89,442)

Common stock issued for services                                     3,390,000    33,900        508,500

Common stock issued in connection with acquisitions                  4,663,750    46,637        243,875

Common stock issued in connection with the equity line of credit       200,000     2,000        598,000

Costs incurred in connection with issuance of common stock
  related to the equity line of credit                                                         (600,000)

Net loss                                                                                                      (143,340)

Other comprehensive loss, foreign currency translation adjustment

Total comprehensive loss - Year ended September 30, 2001

                                                                  ------------  --------  --------------  -------------
Balances, September 30, 2001                                        16,950,000   169,500      1,173,382       (163,198)

Costs incurred in connection with issuance of
  common stock related to the equity line of credit                                             600,000

Net loss                                                                                                      (798,747)

Other comprehensive income, foreign currency translation adjustment

Total comprehensive loss - Year ended September 30, 2002

                                                                  ------------  --------  --------------  -------------
Balances, September 30, 2002                                        16,950,000   169,500  $   1,773,382   $   (961,945)
                                                                  ============  ========  ==============  =============



                                                                                     Accumulated
                                                                                        Other           Total
                                                                   Comprehensive    Comprehensive    Stockholders
                                                                       Loss         Income (Loss)       Equity
                                                                  ---------------  ---------------  --------------
Balances, October 1,  2000                                        $            -   $            -   $     579,554

Costs associated with issuance of common stock                                                            (89,442)

Common stock issued for services                                                                          542,400

Common stock issued in connection with acquisitions                                                       290,512

Common stock issued in connection with the equity line of credit                                          600,000

Costs incurred in connection with issuance of common stock
  related to the equity line of credit                                                                   (600,000)

Net loss                                                                (143,340)                        (143,340)

Other comprehensive loss, foreign currency
  translation adjustment                                                 (84,566)         (84,566)        (84,566)
                                                                  ---------------
Total comprehensive loss - Year ended September 30, 2001          $     (227,906)
                                                                  ===============

                                                                  ---------------  ---------------  --------------
Balances, September 30, 2001                                                              (84,566)      1,095,118

Costs incurred in connection with issuance of
  common stock related to the equity line of credit                                                       600,000

Net loss                                                          $     (798,747)                        (798,747)

Other comprehensive income, foreign currency
  translation adjustment                                                 119,947          119,947         119,947
                                                                  ---------------
Total comprehensive loss - Year ended September 30, 2002          $     (678,800)
                                                                  ===============

                                                                                   ---------------  --------------
Balances, September 30, 2002                                                       $       35,381   $   1,016,318
                                                                                   ===============  ==============

          See accompanying notes to consolidated financial statements.

                 ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended September 30, 2002 and 2001


                                                            2002        2001
                                                         ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $(798,747)  $(143,340)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation expense                                    82,158      40,087
    Costs in connection with equity line of credit         600,000
    Common stock issued for compensation
      and services                                                     542,400
    Deferred income taxes                                               (3,343)
     Provision for loss on investment                        3,926
     Plant under construction written off                   40,211
    Changes in operating assets and liabilities:
      Accounts receivable                                   78,234    (222,365)
      Inventories                                          119,683    (275,425)
      Prepaid expenses and other current assets             14,752     (48,186)
      Accounts payable and other current liabilities       215,751     398,320
      Income taxes payable                                 (81,641)    247,071
                                                         ----------  ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                  274,327     535,219
                                                         ----------  ----------

NET CASH USED IN INVESTING ACTIVITIES, purchases
  of property and equipment                               (219,077)   (270,365)
                                                         ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                                  79,026
  Repayment of borrowings                                  (26,183)
  Costs associated with the issuance of common stock                   (89,442)
                                                         ----------  ----------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES         52,843     (89,442)
                                                         ----------  ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                      1,221       3,722

NET INCREASE IN CASH AND CASH EQUIVALENTS                  109,314     179,134

CASH AND CASH EQUIVALENTS, beginning of period             179,134
                                                         ----------  ----------

CASH AND CASH EQUIVALENTS, end of period                 $ 288,448   $ 179,134
                                                         ==========  ==========


SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES
  Common stock issued in connection with acquisitions    $       -   $ 290,512
                                                         ==========  ==========


  Accrued legal services related to common stock issued  $       -   $  48,000
                                                         ==========  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
   cash paid during the years for:
      Income taxes                                       $ 108,622   $       -
                                                         ==========  ==========


      Interest                                           $   8,827   $   3,140
                                                         ==========  ==========

          See accompanying notes to consolidated financial statements.

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


1.   NATURE OF OPERATIONS

Alloy Steel International Inc. (ASII) and its wholly-owned subsidiary, Alloy Steel Australia (Int.) Pty Limited (ASAI) (collectively the "Company") manufacture and distribute Acroplate, a wear-resistant fused-alloy steel plate, to customers throughout the world.


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

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined principally on the average cost method, which approximates the first-in, first-out method.

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

Advertising

Advertising costs are charged to operations as incurred and were $12,939 and $7,085 for the years ended September 30, 2002 and 2001, respectively.

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

New  Accounting  Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subjected to at least an annual assessment for impairment applying a fair-market value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), addresses the impairment for all tangible assets. In July 2002, the FASB issued SFAS No. 146 "Accounting For Costs Associated With Exit or Disposal Activities "SFAS No. 146", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred I a Restructuring)." SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" ("SFAS 148"), which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for voluntary changes to the fair value based method made in fiscal years beginning after December 15, 2003. The Company does not anticipate these pronouncements will have a significant impact on its consolidated financial position and results of operations.

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Foreign  Currency  Translation

Assets and liabilities of the Company's wholly-owned subsidiary are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income.

3.   INVENTORIES

Inventories consist of the following at September 30, 2002:

Raw materials   $ 50,748
Finished goods   107,521
                --------
                $158,269
                ========

4.   PREPAID  EXPENSES  AND  OTHER  CURRENT  ASSETS

Prepaid expenses and other current assets consist of the following at September 30, 2002:

Prepaid expenses  $20,727
GST receivable     18,428
                  -------
                  $39,155
                  =======

5.   PROPERTY  AND  EQUIPMENT

Property  and  equipment  consists  of  the  following  at  September  30, 2002:

Plant and equipment            $  358,986
Furniture and fixtures             16,985
Vehicles                            7,435
Office and computer equipment      16,854
                               ----------
                                  400,260
Less accumulated depreciation     123,697
                               ----------
                                  276,563
Construction in progress          990,293
                               ----------

                               $1,266,856
                               ==========

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


5.   PROPERTY  AND  EQUIPMENT  (CONTINUED)

Depreciation expense for the years ended September 30, 2002 and 2001 was $82,158 and $40,087, respectively.


6.   ACCOUNTS  PAYABLE  AND  OTHER  CURRENT  LIABILITIES

Accounts payable and other current liabilities consist of the following at September 30, 2002:


Trade accounts payable  $345,053
Accrued salary           211,711
Royalties payable         98,244
                          11,626
                        --------
                        $666,634
                        ========

As of September 30, 2002, approximately $116,000 of accounts payable and other current liabilities are due to a related party.

7.   NOTES  PAYABLE


Notes  payable  at  September  30,  2002  consists  of  the  following:

Note payable (a)       $ 49,441
Note payable (b)         66,255
Note payable (c)         24,720
                       --------
                        140,416
Less current portion     32,814
                       --------

                       $107,602
                       ========

(a) The note is payable in monthly installments of approximately $1,186 including interest at a rate of 6.60% per annum, with a final payment in November 2005. The note is collateralized by the underlying equipment.

(b) The note is payable in monthly installments of approximately $1,626 including interest at a rate of 6.435% per annum, with a final payment in October 2005. The note is collateralized by the underlying equipment.

(c) The note is payable in monthly installments of approximately $593 including interest at a rate of 6.6% per annum, with a final payment in November 2005. The note is collateralized by the underlying equipment.

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


7.   NOTES  PAYABLE  (CONTINUED)

Aggregate annual principal payments for each of the following years areas follows:

     YEAR ENDING SEPTEMBER 30,
                2003                  $   32,814
                2004                      35,019
                2005                      37,373
                2006                      35,210


8.   INCOME  TAXES

Income (loss) before income taxes for the years ended September 30, 2002 and 2001 were taxed in the following jurisdictions:

               2002        2001

Australia  $ (34,998)  $ 725,370
US          (760,282)   (621,638)
           ----------  ----------

           $(795,280)  $ 103,732
           ==========  ==========

The components of income tax expense (benefit) are as follows for the years ended September 30, 2002 and 2001:

            2002     2001
CURRENT
  Foreign  $3,467  $250,415
           ------  ---------


DEFERRED
  Foreign       -    (3,343)
           ------  ---------

           $3,467  $247,072
           ======  =========

As of September 30, 2002, the Company had US net operating loss carryforwards of approximately $1,392,000 expiring through 2022 and Australian net operating loss carryforwards of approximately $48,000.

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


8.   INCOME  TAXES  (CONTINUED)

The components of the net deferred income tax asset consist of the following at September 2002 and 2001:

                                      2002      2001

Deferred tax assets
  Net operating loss carryforwards  $481,191  $217,783
  Other                                7,355     4,254
                                    --------  --------
                                     488,546   222,037
Less valuation allowance             488,546   217,783
                                    --------  --------
                                           -     4,254
                                    --------  --------
Deferred tax liabilities
  Other                                          1,104
                                    --------  --------

Net deferred income tax asset       $      -  $  3,150
                                    ========  ========



SFAS No. 109, requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred income tax asset will not be realized. The change in the valuation allowance amounted to approximately $271,000 and $211,000 for the years ended September 30, 2002 and 2001, respectively. The ultimate realization of this deferred income tax asset depends on the Company's ability to generate sufficient taxable income in future years.

The effective tax rate in 2002 and 2001 differs from the U.S. federal statutory rate as follows:

                                2002      2001

U.S. federal statutory rate    (34.0)%    34.0%
Change in valuation allowance   34.0 %   204.0
                               -------  -------

Effective tax rate                 - %   238.0%
                               =======  =======

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


9.   STOCK  OPTIONS

During 2000, the Company's Board of Directors adopted, and the stockholders approved, the 2000 stock option plan (the Plan) pursuant to which 500,000 shares of common stock were reserved for issuance upon the exercise of options granted to key employees, members of the Board of Directors and consultants of the Company. Options under the Plan may be incentive stock options, nonqualified stock options, or any combination thereof, and the Board of Directors (Committee) may grant options at an exercise price which is not less than the fair market value on the date such options are granted. The Plan further provides that the maximum period in which stock options may be exercised will be determined by the Committee, except that they may not be exercisable after ten years from the date of grant or five years from the date of grant for any person owning more than ten percent of the voting power of all classes of the Company's stock. At September 30, 2002, there were no stock options granted.


10.  COMMITMENTS  AND  CONTINGENCIES

The Company leases its office and manufacturing space from a related party, for approximately $85,000 per annum plus certain expenses (as defined in the agreement). The lease expires on June 30, 2005.

Rent expense for the years ended September 30, 2002 and 2001, was approximately $86,000 and $90,000, respectively.

Royalty  Agreements

The Company has a licensing agreement relating to the sale of certain products. Under the terms of the agreement, the Company is required to pay royalties of 2% on the net sales of the related products, calculated at the end of each quarter. The agreement expires in 2025 and has three ten-year renewal options to extend unless written notice of non-renewal is given by either party within 120 days prior to its expiration. At September 30, 2002, approximately $98,244 was payable under this agreement and is included in accounts payable and other current liabilities.

Royalty expense was approximately $42,000 and $56,000, respectively, for the years ended September 30, 2002 and 2001.

Employment  Agreements

The Company has employment agreements with two of its executives, who are principal stockholders, requiring the payment of a minimum annual base compensation of approximately $80,000 and $150,000, adjusted annually for increases approved by the Board of Directors, but not less than the base year amount, plus incentive compensation based on the executives performance and the Company's success. The agreements expire in 2005 and are automatically renewed for an additional year unless written notice of non-renewal is given by either party within 180 days prior to their expiration. Approximately $230,000 has been expensed under these agreements in the years ended September 30, 2002 and 2001, and is included in selling, general and administrative expenses.

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


11.  STOCKHOLDERS'  EQUITY

Common  Stock

In October 2000, the Company issued 1,250,000 shares of common stock to a related party to acquire substantially all of the net assets of the Collier Unit Trust-Acroplate Division. In addition the Company acquired equipment from the related party, which is under construction for approximately $880,000.

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

In September 2001, the Company issued 200,000 shares to Cornell Capital Partners ("Cornell") relating to an equity line of credit agreement pursuant to which the Company could sell up to $10,000,000 of common stock back to Cornell. During the fiscal year ended September 30, 2002 this agreement was terminated and the Company expensed the $600,000 relating to the stock issued for the equity line of credit and paid in capital was increased by $600,000.


12.  MAJOR  CUSTOMERS,  SUPPLIERS  AND  GEOGRAPHIC  INFORMATION

The Company had revenues from two customers in the years ended September 30, 2002 and 2001 aggregating approximately $1,260,000 and $981,000, respectively. Accounts receivable due from these customers were approximately $89,000 and $62,000 at September 30, 2002 and 2001, respectively.

For the years ended September 30, 2002 and 2001, the Company purchased approximately 86% and 62% of its inventories from three suppliers.

For the years ended September 30, 2002 and 2001 revenues were derived from the following:

                2002   2001

Australia/Asia   35 %    65%
South America    42 %    20%
US & Other       23 %    15%
                -----  -----

                100 %   100%
                =====  =====