Form 10KSB/A
period 2002-09-30
ALLOY STEEL INTERNATIONAL INC
filed 2003-02-10
CIK 1127454

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                     FORM 10-KSB/A 1


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

Date: February 6, 2003                    ALLOY STEEL INTERNATIONAL INC.


                                          By: /s/ Gene Kostecki
                                              --------------------------
                                          Name: Gene Kostecki
                                          Title: Chief Executive Officer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                   TITLE                                  DATE
--------------------------  ----------------------------  ----------------------

/s/  Gene Kostecki
--------------------------
Gene Kostecki               Chairman, Chief Executive     Date: February 6, 2003
                            Officer and Director

/s/  Alan Winduss
--------------------------
Alan Winduss                Chief Financial Officer       Date: February 6, 2003
                            (Principal Accounting
                            Officer) and Director

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

Dated:  February 6, 2003                  /s/ Gene Kostecki
                                          -------------------------------
                                          Gene Kostecki
                                          Chief Executive Officer

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

Dated:  February 6, 2003                /s/  Alan Winduss
                                        -------------------------------
                                        Alan Winduss
                                        Chief  Financial  Officer

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



Dated:  February 6, 2003              /s/  Gene Kostecki
        ----------------              -------------------------------
                                      Gene Kostecki
                                      Chief Executive Officer

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



Dated:  February 6, 2003              /s/  Alan Winduss
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