Form 10QSB
period 2002-12-31
ALLOY STEEL INTERNATIONAL INC
filed 2003-02-19
CIK 1127454

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                                   FORM 10-QSB

  (mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                 For the quarterly period ended DECEMBER 31, 2002

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                          Commission File No. 000-32875

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

     Check  whether  the  issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     There were 16,950,000 shares of Common Stock outstanding as of December 31, 2002.

                                               PART I

ITEM  1.     FINANCIAL  STATEMENTS
             ---------------------


                             ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                                      Consolidated Balance Sheets


                                                                        December 31,    September 30,
                                                                            2002            2002
                                                                        (unaudited)
                                                 ASSETS
                                                 ------

CURRENT ASSETS
Cash and cash equivalent                                               $     224,198   $      288,448
Accounts receivable, less allowance for doubtful
accounts                                                                     147,542          131,316
Inventories                                                                  183,934          158,269
Prepaid expenses and other current assets                                     43,207           39,155
                                                                       --------------  ---------------
TOTAL CURRENT ASSETS                                                         598,881          617,188

PROPERTY AND EQUIPMENT, net                                                1,312,812        1,266,856

OTHER ASSETS
Intangibles                                                                   90,512           90,512
                                                                       --------------  ---------------

TOTAL ASSETS                                                           $   2,002,205   $    1,974,556
                                                                       ==============  ===============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                    -------------------------------------

CURRENT LIABILITIES
Notes payable, current portion                                         $      34,695   $       32,814
Accounts payable and other current liabilities                               685,664          666,634
Income taxes payable                                                         157,168          151,188
                                                                       --------------  ---------------
TOTAL CURRENT LIABILITIES                                                    877,527          850,636

LONG-TERM LIABILITIES
Notes payable, less current portion                                          103,059          107,602
                                                                       --------------  ---------------

TOTAL LIABILITIES                                                            980,586          958,238
                                                                       --------------  ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock: $0.01 par value; authorized 3,000,000 shares; issued and outstanding - none
Common Stock: $0.01 par value; authorized 50,000,000 shares;
16,950,000 issued and outstanding                                            169,500          169,500
Additional paid-in-capital                                                 1,773,382        1,773,382
Accumulated other comprehensive income                                        87,436           35,381
Accumulated deficit                                                       (1,008,699)        (961,945)
                                                                       --------------  ---------------

TOTAL STOCKHOLDERS' EQUITY                                                 1,021,619        1,016,318
                                                                       --------------  ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $   2,002,205   $    1,974,556
                                                                       ==============  ===============

See  accompanying  notes  to  consolidated  financial  statements.

            ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
 Consolidated Statements of Operations And Comprehensive Income (Loss)

                                                   THREE MONTHS ENDED
                                                      DECEMBER 31,
                                                   2002         2001
                                               (UNAUDITED)   (UNAUDITED)
SALES                                          $   357,398   $   498,831

COST OF SALES                                      203,703       321,873
                                               ------------  ------------

GROSS PROFIT                                       153,695       176,958

OPERATING EXPENSES
Selling, general and administrative expenses       223,265       227,048
                                               ------------  ------------

LOSS FROM OPERATIONS                               (69,570)      (50,090)
                                               ------------  ------------

OTHER INCOME
Interest income                                      3,054         2,612
Insurance recovery                                   2,290             -
Export grant received                               17,475             -
Unrealized foreign exchange gain                         -            75
                                               ------------  ------------
                                                    22,819         2,687
                                               ------------  ------------

INCOME (LOSS) BEFORE INCOME TAXES                  (46,751)      (47,403)
Income taxes                                             -             -
                                               ------------  ------------

NET LOSS                                       $   (46,751)  $   (47,403)
                                               ============  ============

BASIC LOSS AND DILUTED LOSS PER COMMON SHARE   $    (0.002)  $    (0.003)
                                               ============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      16,950,000    16,950,000
                                               ============  ============

COMPREHENSIVE INCOME (LOSS)

NET LOSS                                       $   (46,751)  $   (47,403)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment             52,056        43,118
                                               ------------  ------------
COMPREHENSIVE INCOME (LOSS)                    $    (5,305)  $    (4,285)
                                               ============  ============

See  accompanying  notes  to  consolidated  financial  statements.


                                      -2-

                            ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                                  Consolidated Statements of Cash Flows


                                                                                  THREE MONTHS ENDED
                                                                                     DECEMBER 31,
                                                                                   2002          2001
                                                                               (UNAUDITED)   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                       $   (46,751)  $   (47,403)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation                                                                   20,981        20,216
Increase (Decrease) in cash attributable to changes in operating assets and liabilities:
     Accounts receivable                                                           (16,230)      (15,636)
     Inventories                                                                   (25,666)      109,503
     Prepaid expenses and other current assets                                      (2,780)       12,871
     Accounts payable and other current liabilities                                 19,128        (9,410)
     Income taxes payable                                                            5,981             -
                                                                               ------------  ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                (45,337)       70,141
                                                                               ------------  ------------

NET CASH USED IN INVESTING ACTIVITIES,
purchase of property and equipment                                                 (16,873)     (140,779)
                                                                               ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                                 -       154,131
Repayment of borrowings                                                             (8,218)            -
                                                                               ------------  ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                 (8,218)      154,131
                                                                               ------------  ------------

Effect of foreign exchange rate on cash                                              6,178           469
                                                                               ------------  ------------

NET INCREASE (DECREASE) IN CASH  AND CASH EQUIVALENT                               (64,250)       83,962

CASH  AND CASH EQUIVALENT AT BEGINNING OF PERIOD                                   288,448       185,596
                                                                               ------------  ------------

CASH  AND CASH EQUIVALENT AT END OF PERIOD                                     $   224,198   $   269,558
                                                                               ============  ============

See accompanying notes to consolidated financial statements.

                 ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements

NOTE - 1 UNAUDITED STATEMENTS

The accompany condensed consolidated financial statements of the Company as of December 31, 2002 and for the three-month periods ended December 31, 2002 and 2001 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operations and cash flows for the interim periods. These unaudited condensed consolidated financial statements have been prepared by the Company pursuant to instructions to Form 10-QSB. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2002 audited financial statements included in the registrant's annual report on form 10-KSB. The results of operations for the three-month period ended December 31, 2002 are not necessarily indicative of the results that may occur for the year ending September 30, 2003.


NOTE - 2 NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No's 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subjected to at least an annual assessment for impairment applying a fair-market value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), addresses the impairment for all tangible assets. In July 2002, FASB issued SFAS No. 146 "Accounting For Costs Associated With Exit or Disposal Activities "SFAS No. 146", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred In a Restructuring)". SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB Statement No. 123" ("SFAS 148"), which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for voluntary changes to the fair value based method made in fiscal years beginning after December 15, 2002. The Company does not anticipate these pronouncements will have a significant impact on its consolidated financial position and results of operations.


NOTE  -  3  INVENTORIES

At December 31, 2002 (unaudited) and September 30, 2002 inventories consist of the following:

                                                 Dec. 31, 2002   Sept. 30, 2002

Raw materials                                    $       64,561  $        50,748
Finished goods                                          119,373          107,521
                                                 --------------  ---------------
                                                 $      183,934  $       158,269
                                                 --------------  ---------------

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS.
            ------------------------------------

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

     PLAN OF OPERATION

     Our objective during the next 12 months is to expand our capacity to produce Arcoplate. We believe that additional machinery to produce Arcoplate will be operational by February 2003. The additional machinery will supplement our prototype machinery, which we have utilized to generate our sales. We believe that with the addition of new equipment we will have the capacity to produce Arcoplate which will have a resale value of $7,500,000-$10,000,000. However, we cannot assure you that we will achieve such capacity or generate such sales. We will also attempt to further increase the capacity of our facility. In addition, we intend to build the machinery for the 3-D Pipe Fitting Cladder Process, the cost of which is approximately $500,000. We intend to seek additional financing for these capital expenditures, but we cannot assure you that we will be able to obtain such financing. In the event that we are not able to obtain such additional financing, we will attempt to finance such expenditures out of operations or we will attempt to continue operations without such capital expenditures.

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

     RESULTS OF OPERATIONS

     QUARTER ENDED DECEMBER 31, 2002 COMPARED WITH THE QUARTER ENDED DECEMBER 31, 2001

     SALES

     Alloy Steel had sales of $357,398 for the three months ended December 31, 2002, compared to $498,831 for the three months ended December 31, 2001. These sales consist primarily of the sale of our Arcoplate product. Substantially all of our sales during the periods were denominated in Australian dollars. Sales were converted into U.S. dollars at the conversion rate of $0.55824, representing the average foreign exchange rate for the three months ended December 31, 2002. Sales have decreased compared with the three months ended December 31, 2001 primarily due to a discount structure negotiated with appointed distributors.

     GROSS PROFIT AND COSTS OF SALES

     Alloy Steel had cost of sales of $203,703 for the three months ended December 31, 2002, compared to $321,873 for the three months ended December 31, 2001. The gross profit amounted to $153,695 compared to $176,958 for the three months ended December 31, 2001. The gross profit percentage increased from 35%
to 43%.   We attribute the decrease in cost of sales and increase in gross profit primarily to cost efficiencies being introduced into the production process.

     OPERATING EXPENSES

     Alloy Steel had selling, general and administrative expenses of $223,265 for the three months ended December 31, 2002, compared to $227,048 for the three months ended December 31, 2001. The decrease was primarily due to a reduction of employees involved in marketing of product in Australia as a result of the exclusive distributor agreement.

     INCOME BEFORE TAXES

     Alloy Steel's loss before taxes was $46,751 for the three months ended December 31, 2002, compared to a loss of $47,403 for the three months ended December 31, 2001.

     NET LOSS

     Alloy Steel had a net loss of $46,751 or $0.0027 per share, for the three months ended December 31, 2002, compared to a net loss of $47,403 or $0.0028 per share for the three months ended December 31, 2001.

     LIQUIDITY

     For the three months ended December 31, 2002, the total cash used by operating activities was $45,337, consisting of a net loss of $46,751, an increase in accounts payable and other current liabilities of $19,128, an increase in inventories of $25,666 and an increase of accounts receivable of $16,230.

     As of the three months ended December 31, 2002, we had a working capital deficit of $278,646.

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

     SIGNIFICANT CHANGES IN NUMBERS OF EMPLOYEES

     We anticipate hiring approximately four additional manufacturing employees and one additional research and product development employee in the next 12 months.

     PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT

     We anticipate that the machinery to expand our capacity to produce Arcoplate will be completed in February, 2003 and will cost approximately $175,000. In addition, we anticipate that the cost of the machinery necessary for the 3-D Pipe Fitting Cladder process will be approximately $500,000. This machine is expected to be in operation by December 2003. The 3-D Pipe Fitting Cladder machinery includes a computer driven software mechanical system which has been designed to overlay with super alloys wear resistant coating into pipefittings. We have no material commitments for the additional financing for the addition of the machinery to expand our capacity to produce Arcoplate or the machinery for the 3-D Pipe Fitting Cladder process.

     EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No's 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subjected to at least an annual assessment for impairment applying a fair-market value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), addresses the impairment for all tangible assets. In July 2002, FASB issued SFAS No. 146 "Accounting For Costs Associated With Exit or Disposal Activities "SFAS No. 146", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred In a Restructuring)". SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB Statement No. 123" ("SFAS 148"), which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for voluntary changes to the fair value based method made in fiscal years beginning after December 15, 2002. The Company does not anticipate these pronouncements will have a significant impact on its consolidated financial position and results of operations.


     ITEM 3.  CONTROLS AND PROCEDURES
              -----------------------

a)   Evaluation of Disclosure Controls and Procedures

     Based on their evaluation as of a date within 90 days of the filing date of this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

b)   Changes in Internal Controls

     There have been no significant changes in our internal controls or in other factors that could significantly affect the disclosure controls subsequent to the Chief Executive Officer's and Chief Financial Officer's most recent evaluation, and there have been no corrective actions with regard to significant deficiencies and material weaknesses in such controls.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:  February 19, 2003                ALLOY STEEL INTERNATIONAL, INC.

                                        By: /s/ Alan Winduss
                                           -------------------------------------
                                           Alan Winduss, Chief Financial Officer


                                 CERTIFICATIONS
I, Gene Kostecki, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Alloy Steel International, Inc. (the "registrant");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 19, 2003                    /s/ Gene Kostecki
                                           -------------------------------------
                                           Gene Kostecki
                                           Chief Executive Officer

     I, Alan Winduss, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Alloy Steel International, Inc. (the "registrant");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 19, 2003                    /s/ Alan Winduss
                                           -------------------------------------
                                           Alan Winduss
                                           Chief Financial Officer

                           SECTION 906 CERTIFICATIONS

     In connection with the Quarterly Report of Alloy Steel International, Inc. (the "Company") on Form 10-QSB for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gene Kostecki, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                           /s/ Gene Kostecki
                                           -------------------------------------
                                           Gene Kostecki
                                           Chief Executive Officer

                                           February 19, 2003
                                           -------------------------------------

     In connection with the Quarterly Report of Alloy Steel International, Inc. (the "Company") on Form 10-QSB for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan Winduss, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                           /s/ Alan Winduss
                                           -------------------------------------
                                           Alan Winduss
                                           Chief Financial Officer

                                           February 19, 2003
                                           -------------------------------------