Form 10QSB
period 2003-03-31
ALLOY STEEL INTERNATIONAL INC
filed 2003-05-15
CIK 1127454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-QSB

   (Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF SECURITIES EXCHANGE ACT OF
      1934

                  For the quarterly period ended MARCH 31, 2003

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

               For the transition period from _______ to _______.

                         Commission file number 0-32875



                        ALLOY STEEL INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


                  DELAWARE                               98-0233941
      (State or other jurisdiction          (I.R.S. Employer Identification No.)
    of incorporation or organization)


                        ALLOY STEEL INTERNATIONAL, INC.
                            42 MERCANTILE WAY MALAGA
                          P.O. BOX 3087 MALAGA D C 6945
                                WESTERN AUSTRALIA
                    (Address of principal executive offices)

                                61 (8) 9248 3188
                          (Issuer's telephone number)

     There were 16,950,000 shares of Common Stock outstanding as of May 14 2003.

     Transitional Small Disclosure Format (check one):  Yes [ ]       No [X]

                                     PART I
ITEM  1.     FINANCIAL  STATEMENTS
             ---------------------

                        ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                                 Consolidated Balance Sheets

                                                                        March 31,     September 30,
                                                                           2003           2002
                                                                       (unaudited)

                              ASSETS
                              ------

CURRENT ASSETS
Cash and cash equivalents                                              $   290,134   $      288,448
Accounts receivable, less allowance for doubtful                           121,331          131,316
accounts
Inventories                                                                224,003          158,269
Prepaid expenses and other current assets                                   42,620           39,155
                                                                       ------------  ---------------
TOTAL CURRENT ASSETS                                                       678,088          617,188

PROPERTY AND EQUIPMENT, net                                              1,382,307        1,266,856

OTHER ASSETS
Intangibles                                                                 90,512           90,512
                                                                       ------------  ---------------
TOTAL ASSETS                                                           $ 2,150,907   $    1,974,556
                                                                       ------------  ---------------

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

CURRENT LIABILITIES
Notes payable, current portion                                         $    38,100   $       32,814
Accounts payable and other current liabilities                             755,965          666,634
Income taxes payable                                                       166,988          151,188
                                                                       ------------  ---------------
TOTAL CURRENT LIABILITIES                                                  961,053          850,636

LONG-TERM LIABILITIES
Notes payable, less current portion                                         98,048          107,602


TOTAL LIABILITIES                                                        1,059,101          958,238
                                                                       ============  ===============

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock: $0.01 par value; authorized 3,000,000 shares; issued and outstanding - none
Common Stock: $0.01 par value; authorized 50,000,000 shares;               169,500          169,500
16,950,000 issued and outstanding
Additional paid-in-capital                                               1,773,382        1,773,382
Accumulated other comprehensive income                                     173,973           35,381
Accumulated deficit                                                     (1,025,049)        (961,945)
                                                                       ------------  ---------------

TOTAL STOCKHOLDERS' EQUITY                                               1,091,806        1,016,318
                                                                       ------------  ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 2,150,907   $    1,974,556
                                                                       ============  ===============


See  accompanying  notes  to  consolidated  financial  statements.

                            ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                Consolidated Statements of Operations And Comprehensive Income (Loss)


                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                        MARCH 31,                   MARCH 31,
                                                   2003          2002          2003          2002
                                               (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
SALES                                          $   545,636   $    569,007  $   913,982   $ 1,067,838

COST OF SALES                                      317,333        262,161      527,276       584,035
                                               ------------  ------------  ------------  ------------

GROSS PROFIT                                       228,303        306,846      386,706       483,803

OPERATING EXPENSES
Selling, general and administrative expenses       248,581        267,833      476,623       494,880
                                               ------------  ------------  ------------  ------------

INCOME (LOSS) FROM OPERATIONS                      (20,278)        39,013      (89,917)      (11,077)
                                               ------------  ------------  ------------  ------------

OTHER INCOME
Interest income                                      3,295          2,264        6,442         4,876
Insurance recovery                                       -              -        2,361             -
Export grant received                                    -              -       18,010             -
Unrealized foreign exchange gain                     1,830              -            -            75
                                               ------------  ------------  ------------  ------------
                                                     5,125          2,264       26,813         4,951
                                               ------------  ------------  ------------  ------------

INCOME (LOSS) BEFORE INCOME
 TAXES                                             (15,153)        41,277      (63,104)       (6,126)
Income taxes                                             -         16,067            -        16,067
                                               ------------  ------------  ------------  ------------
NET INCOME (LOSS)                              $   (15,153)  $     25,210  $   (63,104)  $   (22,193)
                                               ============  ============  ============  ============


BASIC LOSS AND DILUTED LOSS PER                $    (0.001)  $      0.002  $    (0.004)  $    (0.001)
                                               ============  ============  ============  ============

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                             16,950,000     16,950,000   16,950,000    16,950,000
                                               ============  ============  ============  ============

COMPREHENSIVE INCOME (LOSS)

NET INCOME (LOSS)                              $   (15,153)  $     25,210  $   (63,104)  $   (22,193)
                                               ------------  ------------  ------------  ------------
OTHER COMPREHENSIVE INCOME
(LOSS)
  Foreign currency translation
  adjustment                                        86,536         27,457      138,592        70,575
                                               ------------  ------------  ------------  ------------
COMPREHENSIVE INCOME (LOSS)                    $    71,383   $     52,667  $    75,488   $    48,382
                                               ============  ============  ============  ============


See  accompanying  notes  to  consolidated  financial  statements.

                           ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                               Consolidated Statements of Cash Flows


                                                                              SIX MONTS ENDED
                                                                                 MARCH 31,
                                                                             2003          2002
                                                                         (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                 $   (63,104)  $   (22,193)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation                                                                 43,273        39,259
Increase (Decrease) in cash attributable to changes in operating assets and liabilities:
  Accounts receivable                                                          9,981       (95,363)
  Inventories                                                                (65,736)      117,229
  Prepaid expenses and other current assets                                   (3,464)        8,283
  Accounts payable and other current liabilities                              89,428       133,992
  Income taxes payable                                                        15,800        16,067
                                                                         ------------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     26,178       197,274
                                                                         ------------  ------------

NET CASH USED IN INVESTING ACTIVITIES,
purchase of property and equipment                                           (27,033)     (216,200)
                                                                         ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                           -       154,131
Repayment of borrowings                                                      (17,081)       (7,282)
                                                                         ------------  ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          (17,081)      146,849
                                                                         ------------  ------------

Effect of foreign exchange rate on cash                                       19,622        13,606
                                                                         ------------  ------------

NET INCREASE (DECREASE) IN CASH  AND CASH EQUIVALENTS                          1,686       141,529

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             288,448       185,596
                                                                         ------------  ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $   290,134   $   327,125
                                                                         ------------  ------------


See accompanying notes to consolidated financial statements.

                 ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements

NOTE - 1 UNAUDITED STATEMENTS

The accompany condensed consolidated financial statements of the Company as of March 31, 2003 and for the six month and three-month periods ended March 31, 2003 and 2002 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operations and cash flows for the interim periods. These unaudited condensed consolidated financial statements have been prepared by the Company pursuant to instructions to Form 10-QSB. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2002 audited financial statements included in the registrant's annual report on form 10-KSB. The results of operations for the six month and three-month periods ended March 31, 2003 are not necessarily indicative of the results that may occur for the year ending September 30, 2003.


NOTE - 2   NEW ACCOUNTING PRONOUNCEMENTS

In July 2002, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146 "Accounting For Costs Associated With Exit or Disposal Activities "SFAS No. 146", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred In a Restructuring)". SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" ("SFAS 148"), which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for voluntary changes to the fair value based method made in fiscal years beginning after December 15, 2002. The Company does not anticipate these pronouncements will have a significant impact on its consolidated financial position and results of operations.


NOTE  -  3  INVENTORIES

At March 31, 2003 (unaudited) and September 30, 2002 inventories consist of the following:

                                                 Mar. 31, 2003   Sept. 30, 2002
Raw materials                                    $       81,844  $        50,748
Finished goods                                          142,159          107,521
                                                 --------------  ---------------
                                                 $      224,003  $       158,269
                                                 --------------  ---------------

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


     PLAN OF OPERATION

     Our objective during the next 12 months is to expand our capacity to produce Arcoplate. The new machinery to increase the production of Arcoplate is currently undergoing testing to rectify any faults and to make minor modifications where necessary. The additional machinery will supplement our current machinery, which we have utilized to generate our sales. We believe that with the addition of new equipment we will have the capacity to produce Arcoplate which will have a resale value of $7,500,000-$10,000,000. However, we cannot assure that we will generate such sales. We will also attempt to further increase the capacity of our facility when it is apparent market demand requires additional production capacity. In addition, we intend to build the machinery for the 3-D Pipe Fitting Cladder Process, the cost of which is approximately $500,000. We intend to seek additional financing for these capital expenditures, but we cannot assure you that we will be able to obtain such financing. In the event that we are not able to obtain such additional financing, we will attempt to finance such expenditures out of operations or we will attempt to continue operations without such capital expenditures.

          We intend to achieve market penetration through a multi-step process consisting of:

     -    The appointment of appropriately experienced agents in selected areas;

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

     RESULTS OF OPERATIONS

     FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2003 COMPARED WITH THE THREE AND SIX MONTHS ENDED MARCH 31, 2002

     SALES

Alloy Steel had sales of $545,636 for the three months ended March 31, 2003, compared to $569,007 for the three months ended March 31, 2002. These sales consist primarily of the sale of our Arcoplate product. Substantially all of our sales during the periods were denominated in Australian dollars. Sales were converted into U.S. dollars at the conversion rate of $0.57534 representing the average foreign exchange rate for the three months ended March 31, 2003. Sales have decreased compared with the three months ended March 31, 2002 primarily due to a discount structure negotiated with appointed distributors.

Alloy Steel had sales of $913,982 and $1,067,838 for the six months ended March 31, 2003 and six months ended March 31, 2002, respectively. These sales consist solely of the sale of our Arcoplate product.


     GROSS PROFIT AND COSTS OF SALES

Alloy Steel had cost of sales of $ 317,333 for the three months ended March 31, 2003, compared to $ 262,161 for the three months ended March 31, 2002. The gross profit amounted to $ 228,303 for the three months ended March 31, 2003 compared to $ 306,846 for the three months ended March 31, 2002. The gross profit
percentage decreased from 54% to 42%.   We attribute the increase in cost of
sales and decrease in gross profit primarily due to material cost increases.

Alloy Steel had cost of sales of $ 527,276 and $ 584,035 for the six months ended March 31, 2003 and six months ended March 31, 2002, respectively. Alloy Steel's gross profit was $ 386,706 or 42% of sales, and $483,803, or 45% of sales, for the respective periods.


     OPERATING EXPENSES

     Alloy Steel had selling, general and administrative expenses of $248,581 for the three months ended March 31, 2003, compared to $267,833 for the three months ended March 31, 2002. The decrease was primarily due to a reduction of employees involved in marketing of product in Australia as a result of the exclusive distributor agreement.

Alloy Steel had operating expenses of $ 476,623 and $ 494,880 for the six months ended March 31, 2003 and six months ended March 31, 2002, respectively. Our operating expenses consist primarily of management salaries, consulting expenses, and travel expenses.


     INCOME BEFORE TAXES

     Alloy Steel's loss before taxes was $15,153 for the three months ended March 31, 2003, compared to a profit of $41,277 for the three months ended March 31, 2002.

Alloy Steel had a net loss before income taxes of $ 63,104 and net loss of $ 22,193 for the six months ended March 31, 2003 and six months ended March 31, 2002, respectively.


     NET LOSS

     Alloy Steel had a net loss of $15,153 or $0.001 per share, for the three months ended March 31, 2003, compared to a net profit of $25,210 or $0.002 per share for the three months ended March 31, 2002.

     Alloy Steel had a net loss of $ 63,104 or $ 0.004 per share, and a net loss of $ 22,194 or $ 0.001 per share, for the six months ended March 31, 2003 and six months ended March 31, 2002, respectively.

     LIQUIDITY

     For the six months ended March 31, 2003, the total cash provided by operating activities was $26,178, consisting of a net loss of $63,104 an increase in accounts payable and other current liabilities of $89,428, an increase in inventories of $65,736 and a decrease of accounts receivable of $9,981.

     As of the six months ended March 31, 2003, we had a working capital deficit of $282,965.

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


     SIGNIFICANT CHANGES IN NUMBERS OF EMPLOYEES

     We anticipate hiring approximately two additional manufacturing employees and one additional research and product development employee in the next 3 months.


     PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT

     The machinery to expand our capacity to produce Arcoplate is currently under going trials to rectify faults and make minor modifications where necessary. In addition, we anticipate that the cost of the machinery necessary for the 3-D Pipe Fitting Cladder process will be approximately $500,000. This machine is expected to be in operation by March 2004. The 3-D Pipe Fitting Cladder machinery includes a computer driven software mechanical system which has been designed to overlay with super alloys wear resistant coating into pipefittings. We have no material commitments for the additional financing for the addition of the machinery to expand our capacity to produce Arcoplate or the machinery for the 3-D Pipe Fitting Cladder process.


     EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2002, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146 "Accounting For Costs Associated With Exit or Disposal Activities "SFAS No. 146", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred In a Restructuring)". SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" ("SFAS 148"), which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for voluntary changes to the fair value based method made in fiscal years beginning after December 15, 2002. The Company does not anticipate these pronouncements will have a significant impact on its consolidated financial position and results of operations.


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


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          99.1 Statement of the Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Statement of the Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K.

          None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:  May 14, 2003                 ALLOY STEEL INTERNATIONAL, INC.


                                    By: /s/ Alan Winduss
                                    --------------------------------------------
                                        Alan Winduss, Chief Financial Officer
                                        (Principal Financial Officer)

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

Date: May 14, 2003                    /s/ Gene Kostecki
                                      ----------------------------
                                      Gene Kostecki
                                      Chief Executive Officer

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

Date: May 14, 2003                    /s/ Alan Winduss
                                      ----------------------------
                                      Alan Winduss
                                      Chief Financial Officer