Form 10QSB
period 2003-06-30
ALLOY STEEL INTERNATIONAL INC
filed 2003-08-14
CIK 1127454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-QSB

     (Mark  One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF SECURITIES EXCHANGE ACT OF
     1934

                  For the quarterly period ended JUNE 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

               For the transition period from _______ to _______.

                         Commission file number 0-32875



                         ALLOY STEEL INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)



                DELAWARE
     (State or other jurisdiction                        98-0233941
   of incorporation or organization         (I.R.S. Employer Identification No.)


                         ALLOY STEEL INTERNATIONAL, INC.
                            42 MERCANTILE WAY MALAGA
                          P.O. BOX 3087 MALAGA D C 6945
                                     WESTERN AUSTRALIA
                    (Address of principal executive offices)

                                      61 (8) 9248 3188
                           (Issuer's telephone number)

     There were 16,950,000 shares of Common Stock outstanding as of August 14 2003.

     Transitional Small Disclosure Format (check one):  Yes [ ]  No [X]

                                     PART I

ITEM  1.     FINANCIAL  STATEMENTS
             ---------------------

                                        ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                                                 Consolidated Balance Sheets



                                                                                                  JUNE 30,     SEPTEMBER 30,
                                                                                                    2003           2002
                                                                                                (UNAUDITED)

                                                            ASSETS
                                                            ------
CURRENT ASSETS
Cash and cash equivalents                                                                       $   201,479   $      288,448
Accounts receivable, less allowance for doubtful
accounts                                                                                            189,139          131,316
Inventories                                                                                         216,570          158,269
Prepaid expenses and other current assets                                                            42,738           39,155
                                                                                                ------------  ---------------
TOTAL CURRENT ASSETS                                                                                649,926          617,188

PROPERTY AND EQUIPMENT, net                                                                       1,535,446        1,266,856

OTHER ASSETS
Intangibles                                                                                          90,512           90,512
                                                                                                ------------  ---------------

TOTAL ASSETS                                                                                    $ 2,275,884   $    1,974,556
                                                                                                ============  ===============

                                              LIABILITIES AND STOCKHOLDERS' EQUITY
                                              ------------------------------------

CURRENT LIABILITIES
Notes payable, current portion                                                                  $    42,630   $       32,814
Accounts payable and other current liabilities                                                      823,059          666,634
Income taxes payable                                                                                                 151,188
                                                                                                ------------  ---------------
TOTAL CURRENT LIABILITIES                                                                           865,689          850,636

LONG-TERM LIABILITIES
Notes payable, less current portion                                                                  99,686          107,602


TOTAL LIABILITIES                                                                                   965,375          958,238
                                                                                                ------------  ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock: $0.01 par value; authorized 3,000,000 shares; issued and outstanding - none
Common Stock: $0.01 par value; authorized 50,000,000 shares; 16,950,000 issued and outstanding      169,500          169,500
Additional paid-in-capital                                                                        1,773,382        1,773,382
Accumulated other comprehensive income                                                              342,205           35,381
Accumulated deficit                                                                                (974,578)        (961,945)
                                                                                                ------------  ---------------

TOTAL STOCKHOLDERS' EQUITY                                                                        1,310,509        1,016,318
                                                                                                ------------  ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $ 2,275,884   $    1,974,556
                                                                                                ============  ===============

See accompanying notes to consolidated financial statements.

                                    ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                        Consolidated Statements of Operations And Comprehensive Income (Loss)


                                                 THREE MONTHS      THREE MONTHS      NINE MONTHS       NINE MONTHS
                                                ENDED JUNE 30,    ENDED JUNE 30,    ENDED JUNE 30,    ENDED JUNE 30,
                                                     2003              2002              2003              2002
                                                 (UNAUDITED)       (UNAUDITED)       (UNAUDITED)       (UNAUDITED)

SALES                                          $       348,675   $       456,334   $     1,262,657   $     1,524,172

COST OF SALES                                          251,737           302,830           779,012           886,864
                                               ----------------  ----------------  ----------------  ----------------

GROSS PROFIT                                            96,938           153,504           483,645           637,308

OPERATING EXPENSES

Selling, general and administrative expenses           238,496           215,455           715,119           710,336
                                               ----------------  ----------------  ----------------  ----------------

INCOME (LOSS) FROM OPERATIONS                         (141,558)          (61,951)         (231,474)          (73,028)
                                               ----------------  ----------------  ----------------  ----------------

OTHER INCOME
Interest income                                          2,930             2,695             9,371             7,571
Insurance recovery                                          89                 -             2,450                 -
Export grant received                                      681                 -            18,691                 -
Profit on disposal of plant & equipment                    134                 -               134                 -
Unrealized foreign exchange gain                             -             5,240                 -             5,315
                                               ----------------  ----------------  ----------------  ----------------
                                                         3,834             7,935            30,646            12,886
                                               ----------------  ----------------  ----------------  ----------------

INCOME (LOSS) BEFORE INCOME TAX
 EXPENSE (BENEFIT)                                    (137,724)          (54,016)         (200,828)          (60,142)
Income tax expense (benefit)                          (188,198)                -          (188,198)           16,067
                                               ----------------  ----------------  ----------------  ----------------

NET INCOME (LOSS)                              $        50,474   $       (54,016)  $       (12,630)  $       (76,209)
                                               ================  ================  ================  ================


BASIC  INCOME (LOSS) AND DILUTED
 INCOME (LOSS) PER COMMON SHARE                $         0.003   $        (0.003)  $        (0.001)  $        (0.004)
                                               ================  ================  ================  ================

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                        16,950,000        16,950,000        16,950,000        16,950,000
                                               ================  ================  ================  ================


COMPREHENSIVE INCOME (LOSS)

NET INCOME (LOSS)                              $        50,474   $       (54,016)  $       (12,630)  $       (76,209)


OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment                168,232            70,305           306,824           168,862
                                               ----------------  ----------------  ----------------  ----------------

COMPREHENSIVE INCOME (LOSS)                    $       218,706   $        16,289   $       294,194   $        92,653
                                               ================  ================  ================  ================


See  accompanying  notes  to  consolidated  financial  statements.

                                   ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                                       Consolidated Statements of Cash Flows



                                                                                   NINE MONTHS       NINE MONTHS
                                                                                  ENDED JUNE 30,    ENDED JUNE 30,
                                                                                       2003              2002
                                                                                   (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                         $       (12,630)  $       (76,209)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation                                                                            66,958            59,961
  Profit on sale of plant                                                                   (134)                -
Increase (Decrease) in cash attributable to changes in operating assets and liabilities:
  Accounts receivable                                                                    (57,827)         (128,289)
  Inventories                                                                            (58,301)          154,615
  Prepaid expenses and other current assets                                               21,109            20,384
  Accounts payable and other current liabilities                                         156,522           153,863
  Income taxes payable                                                                  (175,878)          (94,199)
                                                                                 ----------------  ----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                (60,181)           90,126
                                                                                 ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                                       (49,718)         (259,227)
Proceeds on disposal of plant and equipment                                                  358                 -
                                                                                 ----------------  ----------------
NET CASH USED IN INVESTING ACTIVITIES                                                    (49,360)         (259,227)
                                                                                 ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                                       -           154,131
Repayment of borrowings                                                                  (26,982)          (15,134)
                                                                                 ----------------  ----------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                      (26,982)          138,997
                                                                                 ----------------  ----------------

Effect of foreign exchange rate on cash                                                   49,554            33,580
                                                                                 ----------------  ----------------

NET INCREASE (DECREASE) IN CASH  AND CASH EQUIVALENTS                                    (86,969)            3,476

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         288,448           179,135
                                                                                 ----------------  ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $       201,479   $       182,611
                                                                                 ================  ================


See  accompanying  notes  to  consolidated  financial  statements.

                 ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements

NOTE  -  1  UNAUDITED STATEMENTS

The accompany condensed consolidated financial statements of the Company as of June 30, 2003 and for the nine month and three-month periods ended June 30, 2003 and 2002 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operations and cash flows for the interim periods. These unaudited condensed consolidated financial statements have been prepared by the Company pursuant to instructions to Form 10-QSB. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2002 audited financial statements included in the registrant's annual report on Form 10-KSB. The results of operations for the nine month and three-month periods ended June 30, 2003 are not necessarily indicative of the results that may occur for the year ending September 30, 2003.

NOTE  -  2  NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The Statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The implementation of this standard is not expected to have a material impact on the company's financial position or results of operations. In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires certain freestanding financial instruments, such as mandatory redeemable preferred stock, to be measured at fair value and classified as liabilities. The provisions of SFAS No. 150 are effective for beginning July 1, 2003. The implementation of this standard is not expected to have a material impact on the company's financial position or results of operations.

NOTE  -  3  INVENTORIES

At June 30, 2003 (unaudited) and September 30, 2002 inventories consist of the following:

                Jun. 30, 2003   Sept. 30, 2002

Raw materials   $       83,865  $        50,748
Finished goods         132,705          107,521
                --------------  ---------------
                $      216,570  $       158,269
                --------------  ---------------

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS.
             ---------------------------------------

     You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements, the notes to our financial statements and the other financial information contained elsewhere in this filing.

     OVERVIEW

     We manufacture and distribute Arcoplate, a wear-resistant fused-alloy-clad steel plate, which is manufactured by a patented production process. The Arcoplate process enables an alloy overlay to be evenly applied to a mild steel backing, creating a metallurgical bond between the alloy and the mild steel that is resistant to wear caused by impact, abrasion and erosion. Wear is a primary cause of down time and lost production in mining and mineral processing. We believe our Arcoplate product line will substantially lower the down time and lost production for our customers.

     We are also developing, for manufacture and distribution, the 3-D Pipe Fitting Cladder process, a computer-driven and software-based mechanical system for industrial use. The 3-D Pipe Fitting Cladder process enables wear resistant alloy coatings to be applied to pipefittings, where wear is most likely to occur. In pipefittings, wear generally occurs in pipe bends, elbow pipe joints, pipe "T" sections and pipe "Y" sections. Through the 3-D Pipe Fitting Cladder process. We apply alloy coatings to the interior surfaces of pipefittings. We believe that the mining and mineral industries, among others, would benefit from the reduced abrasive wear and downtime associated with the use of the 3-D Pipe-Fitting Cladder process.

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

     -    appointment of appropriately experienced agents in selected areas;

     -    presentation of technical papers at industry related seminars;

     - initial discussions of the application highlighting the advantages of Arcoplate;

     - engineering and marketing evaluation by the prospective customer of sample material and demonstration products; and

     - licensing a production program where approximate expenditures are made on tooling, equipment and quality control necessary to fulfill market requirements.

     We also intend to continue our research and development activities with respect to our products. We intend to allocate approximately one-half of 1% of sales to research and development activities.

     RESULTS  OF  OPERATIONS

     FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THE THREE AND NINE MONTHS ENDED JUNE 30, 2002

     SALES

Alloy Steel had sales of $348,675 for the three months ended June 30, 2003, compared to $456,334 for the three months ended June 30, 2002. These sales consist solely of the sale of our Arcoplate product. Substantially all of our sales during the periods were denominated in Australian dollars. Sales were converted into U.S. dollars at the conversion rate of $ 0.59710, representing the average foreign exchange rate for the nine months ended June 30, 2003. Sales have decreased compared with the three months ended June 30, 2002 primarily due to a discount structure negotiated with appointed distributors and the termination of the Australian exclusive distribution agreement with Walkers Pty Ltd.

Alloy Steel had sales of $ 1,262,657 and $ 1,524,172 for the nine months ended June 30, 2003 and 2002, respectively. These sales consist solely of the sale of our Arcoplate product.

     GROSS PROFIT AND COSTS OF SALES

Alloy Steel had cost of sales of $ 251,737 for the three months ended June 30, 2003, compared to $ 302,830 for the three months ended June 30, 2002. The gross profit amounted to $ 96,938 for the three months ended June 30, 2003 compared to $ 153,504 for the three months ended June 30, 2002. The gross profit percentage decreased from 39% to 26%. We attribute the decrease in cost of sales and decrease in gross profit primarily due to lower production levels and the discount structure being provided to our new distributors.

Alloy Steel had cost of sales of $ 779,012 and $ 886,864 for the nine months ended June 30, 2003 and 2002, respectively. Alloy Steel's gross profit was $ 483,645 or 38% of sales, and $ 637,308 or 41% of sales, for the respective periods.

Operating Expenses

     Alloy Steel had selling, general and administrative expenses of $ 238,496 for the three months ended June 30, 2003, compared to $ 215,455 for the three months ended June 30, 2002. The increase was primarily due to research and development being undertaken on the new wear plate machine.

     Alloy Steel had operating expenses of $ 715,119 and $ 710,336 for the nine months ended June 30, 2003 and 2002, respectively. Our operating expenses consist primarily of management salaries, consulting expenses, and travel expenses.

     INCOME BEFORE TAXES

     Alloy Steel's loss before taxes was $ 137,724 for the three months ended June 30, 2003, compared to a loss of $ 54,016 for the three months ended June 30, 2002.

     Alloy Steel had a net loss before income taxes of $ 200,828 and net loss of $ 60,142 for the nine months ended June 30, 2003 and nine months ended June 30, 2002, respectively.

     NET PROFIT

     Alloy Steel had a net profit of $ 50,474, or $ 0.003 per share, for the three months ended June 30, 2003, compared to a net loss of $ 54,016, or $ (0.003) per share, for the three months ended June 30, 2002.

     Alloy Steel had a net loss of $ 12,630 or $ (0.000) per share, and a net loss of $ 76,209 or $ (0.004) per share, for the nine months ended June 30, 2003 and 2002, respectively.

     LIQUIDITY

     For the nine months ended June 30, 2003, the total cash used in operating activities was $ 60,181 consisting of a net loss of $ 12,630, an increase in accounts payable and other current liabilities of $ 156,522 an increase in inventories of $ 58,301 an increase of accounts receivable of $ 57,827 and a decrease of income tax payable of $ 175,878.

     As of the nine months ended June 30, 2003, we had a working capital deficit of $ 215,763.

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

     No significant change in the number of employees is anticipated in the next 3 months.

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

     EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2002, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146 "Accounting For Costs Associated With Exit or Disposal Activities "SFAS No. 146", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred In a Restructuring)". SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" ("SFAS 148"), which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for voluntary changes to the fair value based method made in fiscal years beginning after December 15, 2002. The Company does not anticipate these pronouncements will have a significant impact on its consolidated financial position and results of operations. In April 2003, the FASB issued FAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133. The Statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The implementation of this standard is not expected to have a material impact on the company's financial position or results of operations. In May 2003, the FASB issued FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 requires certain freestanding financial instruments, such as mandatory redeemable preferred stock, to be measured at fair value and classified as liabilities. The provisions of FAS 150 are effective for beginning July 1, 2003. The implementation of this standard is not expected to have a material impact on the company's financial position or results of operations.

     ITEM  3.     CONTROLS AND PROCEDURES
                  -----------------------

     Based on their evaluation required by Rule 13a-15(b) or 15a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this report.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          31.1 Certification of the Chief Executive Officer required by Rule 13a
               - 14(a) or Rule 15d - 14(a).

          31.2 Certification of the Chief Financial Officer required by Rule 13a
               - 14(a) or Rule 15d - 14(a).

          32.2 Certification of the Chief Executive Officer required by Rule 13a
               - 14(b) or Rule 15d - 14(b) and 18 U.S.C. 1350.

          32.2 Certification of the Chief Financial Officer required by Rule 13a
               - 14(b) or Rule 15d - 14(b) and 18 U.S.C. 1350.

     (b)  Reports on Form 8-K.

          None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 14, 2003          ALLOY STEEL INTERNATIONAL, INC.

                                By:  /s/ Alan Winduss
                                     -------------------------------------
                                     Alan Winduss, Chief Financial Officer
                                     (Principal Financial Officer)