Form 10KSB
period 2003-09-30
ALLOY STEEL INTERNATIONAL INC
filed 2004-01-13
CIK 1127454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                               For the fiscal year ended September 30, 2003

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               For the transition period from ______ to ______

                               Commission File Number 000-32875

                         ALLOY STEEL INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

                 Delaware                                 98-0233941
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

              42 Mercantile Way
       P.O. Box 3087 Malaga D C 6945
             Western Australia
(Address of principal executive offices)

Issuer's telephone number:  +61 (8) 9248 3188

Securities registered under Section 12(b)
of the Exchange Act:                                         None

Securities registered under Section 12(g)
of the Exchange Act:                            Common stock, $0.01 par value


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB [X]

The issuer's revenues for the fiscal year ended September 30, 2003 were $1,871,500.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2003 was $1,897,420
As of December 31, 2003, the issuer had a total of 16,950,000 shares of common stock outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one):

Yes [_]          No [X]

                                     PART I

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


ITEM 1.   DESCRIPTION OF BUSINESS.

     Alloy Steel International, Inc. was incorporated in Delaware in May 2000. Our principal executive office is located at 42 Mercantile Way, Malaga, Western Australia 6945. Our telephone number is +61 (8) 9248 3188. Our Internet address is www.alloysteel.net.


     OVERVIEW OF BUSINESS

     We manufacture and distribute Arcoplate, a wear-resistant alloy overlay wear plate, through a patented production process. We believe that wear in the operating workplace is the largest single factor leading to production losses in the mining, mineral-processing, and steel manufacturing industries, and consequently, wear solutions are indispensable for businesses with wear-related concerns. The wearing of metal parts is generally defined as a gradual decay or breakdown of the metal. Because the wear of equipment may have multiple causes, the selection of alloy wear plate solutions can be a relatively complex process.

     In order to minimize the effects of wear, businesses have traditionally employed such wear-combating materials as rubber compounds, ceramics, alloy castings, welded overlay wear plates, and quenched and tempered carbon steel plates. We believe that each of these materials offers a limited solution to the problem of wear. While tungsten carbide is generally recognized by the mining, mineral-processing and steel manufacturing industries as the most wear-resistant material available for industrial use, due to its high carbide content, we believe that the costs associated with tungsten carbide are too high to be a practical wear plate solution for most businesses. We believe that Arcoplate provides businesses with solutions to most wear-related problems at a cost competitive with conventional welded overlay wear plates and substantially lower than tungsten carbide. In addition, we believe that the 3-D Pipefitting Cladder process we are developing, when commercially available, will provide businesses with solutions for the problem of wear and down time in pipefitting systems, reducing the costs associated with lost production and the replacement of worn pipefittings.


     ARCOPLATE

     The patented process by which we manufacture Arcoplate enables us to smoothly and evenly apply an alloy overlay to a sheet of steel, creating a metallurgical bond between the alloy and the steel backing plate that is resistant to wear caused by impact and/or abrasion. We believe that, in the mining and mineral processing industries, wear is the primary cause of down time, the period of time when machinery is not in operation due to wear or malfunction. We believe that our Arcoplate product line will substantially lower down time and the resulting lost production for our customers.

     Although conventional welded wear plates have been used in the manufacturing, mining and construction industries for more than half a century, they are characterized by several functional limitations:

     - the tendency to separate into chips or fragments when subjected to high impact;

     -    uneven base metal dilution resulting in uneven alloy content; and

     -    rough surfaces, which result in poor material, flow when in use.

     We believe Arcoplate has properties that allow it to overcome the limitations of conventional welded wear plates. Based upon independent laboratory and field tests, we believe that Arcoplate provides a wear-resistant barrier superior to that provided by conventional single or multiple layer wear plates, due to Arcoplate's higher carbide content and smoother surface layer. In addition, Arcoplate wear plate sheets withstand rolling and pressing, within their fabrication guidelines, into various shapes for commercial use.

     Many of our claims with respect to the properties of Arcoplate, such as bond strength, specific hardness, density, hardness, resonance and wear resistance, have been subjected to studies and testing, performed by independent laboratories, universities and other testing facilities.

     Based upon these independent studies and field tests, we believe that Arcoplate is adaptable to a wide range of industrial applications, and that Arcoplate significantly reduces wear in any application where abrasive materials come into contact with steel surfaces.

     Arcoplate is designed for installation and use where the wear of structures and machinery frequently occurs, including:

     -    the mining of iron, gold, nickel, coal, copper and other ores;

     -    brick and cement works and power stations;

     - the manufacture of ore feed bins, transfer chutes, dredging systems and conveyor side skirts;

     -    bulldozer arms and blades; and

     -    truck tray liners and bucket loader liners.

     Our product lines include a range of alloy overlay plates. Our products are designed for ease of handling and can be fabricated to suit our customers' requirements regarding shape, size, weight, and special needs. Sheets of Arcoplate can be welded together to cover large surface areas, and can be cut into a range of shapes, while still maintaining resistance to wear. We also provide consultation services to customers and their design engineers.

     We believe that our proprietary method of manufacturing Arcoplate results in a product that has many technical advantages over conventional welded wear plates. Conventional welded wear plates are generally characterized by structural weaknesses and limited wear resistance resulting from inefficient production methods. In order to achieve a wear-resistant, flat surface, a conventional wear plate must be rolled and pressed after its layers of hardfacing have been welded together. This postproduction rolling and pressing can result in a weakened surface structure that cannot withstand high impact conditions. The Arcoplate process does not require post-production rolling and pressing. During the Arcoplate process, the plate is coated with the desired alloy thickness in one application, resulting in a uniform and, therefore, structurally sound surface. The Arcoplate process maintains a high carbide content in the overlay, which makes the plate more resistant to wear than a conventional welded wear plate.

     Our existing production equipment is presently operating at 75% of capacity. The completion of a new production machine, which we previously expected in February 2003, was delayed because of an engineering problem involving the alloy feeder. A prototype of a newly designed alloy feeder is currently being constructed, and we expected to commence trial production with the new machine in early 2004. If our existing production equipment fails or malfunctions, our production capacity will be reduced. This would likely delay deliveries to customers.

     We are presently distributing Arcoplate products to customers in the United States, South America and Australia. We intend to expand our marketing to include mining companies, original equipment manufacturers, cement plants and dredging companies in Korea, India, Indonesia, Singapore, South Africa, Japan and China.

     The Arcoplate Division of Collier Unit Trust, the predecessor operation to Alloy Steel International, Inc., commenced operations in 1990 and was an entity controlled by Gene Kostecki, our chief executive officer, director and principal stockholder. The initial prototype equipment commenced producing Arcoplate for sale to customers in 1991.


     3-D PIPEFITTING CLADDER PROCESS

     We intend to commercially develop the 3-D Pipefitting Cladder process, a computer-driven and software-based mechanical system for depositing a profiled layer of wear resistant alloy onto interior surfaces of pipefittings, targeted for industrial use. Due to their angled and/or curved structures, material does not flow uniformly through pipefittings, meaning pipefittings generally have higher wear, resulting in a much shorter working life, than ordinary straight pipe. The 3-D Pipefitting Cladder process will enable a wear resistant alloy coating to be applied to interior surfaces of bends, elbow joints, "T" sections and "Y" sections of pipefittings, where wear is most likely to occur.

     We believe that the 3-D Pipefitting Cladder process will overcome many of the problems associated with pipefitting wear and greatly reduce production losses due to down time and pipe replacement. Pipefittings are extensively used in the dredging, mining, mineral processing, coal-fired power generation, cement manufacturing, and oil refinery industries, where materials are frequently transported via closed pipe.

     We have suspended development of the 3-D Pipefitting Cladder process until we resolve the problems with the alloy feeder in our new Arcoplate production machine.


     INDEPENDENT LABORATORY AND FIELD TESTS

     We base our beliefs regarding Arcoplate's high wear-resistance on records of Arcoplate's performance in industrial use, our correspondence with mining and mineral processing businesses that have used Arcoplate, and the results of independent laboratory and field tests.

     A study conducted in 1997 by the Central Power Research Institute of Bangalore, India concluded that Arcoplate has 13.6 times less erosion loss and
65.0 times less abrasion than mild steel. The study further concluded that Arcoplate offers wear-resistance against low stress abrasion at a factor of 6.5:1 or greater over several kinds of multiple layer wear plates. A study conducted in November 1997 by Metlabs (a division of AUST-AMET Pty. Ltd.) of Welshpool, Australia reported that "the abrasion and wear resistance of [Arcoplate] would be expected to be good due to the consistency of the microstructure and high hardness values and the underlying steel structures." A field trial of Arcoplate conducted in October 1992 by the Hamersley Iron Paraburdoo iron ore processing plant, located in Western Australia, concluded that Arcoplate was eight times more wear resistant than its multiple layer wear plate counterpart.


     SALES AND MARKETING STRATEGY

     Our objective is to become an international market leader in wear-resistant alloy steel products and to establish significant market share and brand awareness for Arcoplate, and subsequently the 3-D Pipefitting Cladder process, within the mining, mineral-processing and steel industries. We intend to accomplish our objectives by consolidating our market presence in Australia, and then developing an international market presence, focusing on India, South America, Brazil, Indonesia, the United States, and Canada. We believe that we can capitalize on our existing patented process for producing Arcoplate through the direct manufacture and sale of Arcoplate-based products to original equipment manufacturers and distributors worldwide. At the local level, we intend to combine targeted marketing with advertising in trade journals, newspapers and magazines. At the international level, we intend to establish market presence by visiting international trade shows, presenting technical papers at industry conferences, and appointing distributors who will be trained to present and promote Arcoplate products as a solution for wear-related problems.

     To date, most of our orders have been the result of repeat business and inquiries from customers who have learned of our Arcoplate products by word-of-mouth in their respective industries. For the year ended September 30, 2003, four customers accounted for 60% of sales. To strengthen our marketing presence, we have appointed an Australian Marketing Manager based in Perth and a regional Sales Manager based on the East coast of Australia. In addition, we have appointed an American company as distributors for the North American market.

     We anticipate incurring increased expenditures in connection with our marketing activities. Our marketing activities are also expected to include substantial engineering support to assist in the development of products for specific customers and markets, evaluation of Arcoplate and the 3-D Pipefitting Cladder by institutions that specialize in technology analysis for this type of market; development of appropriate sales materials such as specification sheets and corporate brochures, promotion through displays at selected trade shows and advertising in journals and the trade press.

     In order to develop our Australian and international customer base, we intend to contact major mining and mineral processing companies to determine their current methods for minimizing down time due to wear-related problems. We intend to establish initial contact with these companies by telephone, followed by a targeted mailing of brochures and case histories. After prospective customers have had the opportunity to review the contents of our targeted mailing, we will attempt to set up a meeting with key employees of the prospective customer in order to review their operations, materials, wear-related problems, and frequency of shut-downs. We may then suggest specific Arcoplate products, 3-D Pipefitting Cladder procedures and other solutions to reduce down time. For original equipment manufacturers, we will attempt to review existing operations in order to determine how our products may assist in enhancing equipment performance. We intend to hold seminars in our offices, or at our customers' places of business, with operations managers, maintenance superintendents and maintenance schedulers and individuals who are directly responsible for production and machinery performance.

     In addition, we intend to market our Arcoplate products to consultant engineering companies so that they may ultimately incorporate Arcoplate materials into their equipment and plant designs. We will offer the services of our own engineering department to assist consultant engineers with design planning in order to maximize material flow, and to minimize wear and down time.


     INTELLECTUAL PROPERTY

     We believe that protection of our licensed proprietary technology and know-how is critical to the development of our business. We have obtained patents for process in United States, Mexico, Brazil, Canada, Japan, Burma, South Korea, Australia, France, Germany, Great Britain, Greece, Italy, Belgium, Netherlands and Sweden. We do not have intellectual property protection for the 3-D Pipefitting Cladder process. We cannot assure you that our existing patent rights, or any other patent rights that may be granted, will be valid and enforceable or provide us with meaningful protection from competitors. We cannot assure you that any pending patent application will issue as a patent or that any claim thereof will provide protection against infringement. If our present or future patent rights are ineffective in protecting us against infringement, our marketing efforts and future revenues could be materially and adversely affected. In addition, if a competitor were to infringe our patent rights, the costs of enforcing our patent rights may be substantial or even prohibitive.


     RESEARCH AND DEVELOPMENT

     We are engaged in the development of new products and improvements to our existing products and we intend to maintain laboratory facilities for these purposes, as well as a network of outside independent test laboratories and specialty subcontractors. Our past research and development efforts were focused on Arcoplate's wear resistance, as compared with the wear plate solutions of our competitors. Research and development is a continuing factor for the improvement and development of new Arcoplate products.


     MANUFACTURING AND SUPPLY

     The raw materials we employ are principally steel and a proprietary alloy compound. We presently purchase steel from and alloy materials from various suppliers. Three of our suppliers, Cometals, Integrate Industries Pty Ltd and Di Candilo Steel City, account for more than 50% of the raw material we require. They supply us with Ferro Chrome and mild steel plates. We also rely heavily on the use of fluxes, compounds designed to remove impurities, during the manufacturing process. We purchase our requirements for fluxes from various suppliers. We cannot assure you that we will be able to continue to obtain desired quantities of steel, alloy and fluxes on a timely basis at reasonable prices and terms. We monitor the quality of our products by frequent tests and material certification, and we maintain a strict internal quality control system to monitor the quality of production at our facility.


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


     COMPETITION

     The wear plate solutions industry is highly competitive. We compete in markets against several larger multi-national companies, all of which are well-established in those markets and may have substantially greater financial and other resources than we do. Competitive market conditions could adversely affect our results of operations if we were required to reduce product prices to remain competitive. Wear-resistant alloy steel plates are manufactured by numerous corporations worldwide. In the United States and Canada, major manufacturers of wear plates include Triton Inc. and Trimay Ltd. In Australia, major manufacturers of wear plates include Australian National Industries Ltd. and Australian Overseas Ltd. Other major manufacturers in the European Union and Asia include Vautid (Gmd.) and Duraweld.


     EMPLOYEES

     We employed 12 persons on a full-time basis and 6 contract employees as of December 20, 2003, including two executive officers, three administrative personnel, two marketing personnel and eleven manufacturing personnel. None of our employees is a member of a labor union. We consider our relationship with our employees to be good. We anticipate hiring approximately four additional manufacturing employees in the 2004 calendar year.


ITEM 2.   DESCRIPTION OF PROPERTY.

     We conduct our business from leased premises located at 42 Mercantile Way, Malaga, Western Australia.

     Our current lease expires on June 30, 2005, and we have confirmation from the building owners that this will be extended for a further 5 years on mutually agreed terms. We believe this facility will be adequate for our needs for this period of time. Our current monthly rent is $7083.

ITEM 3.   LEGAL PROCEEDINGS.

     There are no material legal proceedings pending or, to our best knowledge, threatened against us.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our Annual Meeting of Stockholders on June 30, 2003. The following directors, constituting all of our directors, were elected at the meeting to serve until their respective successors are duly elected and qualified. The directors elected at the Annual Meeting received the number of votes set forth opposite their respective names, as follows:

                                                   Withheld
                                For Election  Authority/Abstained
                                ------------  -------------------
               Gene Kostecki      13,061,250                   --
               Alan C. Winduss    13,061,250                   --

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     Our common stock is principally traded on the pink sheets, a facility maintained by Pink Sheets LLC. The following table sets forth the range of high and low bid quotations for our common stock for each calendar quarter within the last two years.

                                                     Bid Price Per Share
                                                    ----------------------
                  Year ended September 30, 2003        High        Low
               -----------------------------------  ----------  ----------

               October 1 - December 31, 2002        $     0.15  $     0.06
               January 1 - March 31, 2003           $     1.01  $     0.11
               April 1 - June 30, 2003              $     0.19  $     0.09
               July 1 - September 30, 2003          $     0.19  $     0.10

                  Year ended September 30, 2003        High        Low
               -----------------------------------  ----------  ----------
               October 1, 2001 - December 31, 2001  $     3.50  $     1.02
               January 1 - March 31, 2002           $     1.01  $     0.05
               April 1 - June 30, 2002              $     0.30  $     0.07
               July 1 - September 30, 2002          $     0.20  $     0.10


     The above prices were obtained from NASDAQ, Inc. The quotations represent inter-dealer quotations, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

     As of December 31, 2003, there were approximately 23 holders of record of our common stock.

     Our Board of Directors may from time to time declare, and we may pay, dividends on our outstanding shares in the manner and upon the terms and conditions provided by law. To date, we have not declared or paid any dividend.

          EQUITY COMPENSATION PLANS

     -------------------------------------------------------------------------------------------------------
                                                                                     Number of securities
                                                                                   remaining available for
                              Number of securities to be     Weighted-average       future issuance under
                                issued upon exercise of      exercise price of    equity compensation plans
                                 outstanding options,      outstanding options,     (excluding securities
                                  warrants and rights       warrants and rights    reflected in column (a))
     -------------------------------------------------------------------------------------------------------
                                          (a)                       (b)                      (c)
     -------------------------------------------------------------------------------------------------------
     Equity compensation
     plans approved by
     security holders (1)     None                         None                                    2,000,000
     -------------------------------------------------------------------------------------------------------
     Equity compensation
     plans not approved by                              -                      -                           -
     security holders
     -------------------------------------------------------------------------------------------------------

     Total                    None                         None                                    2,000,000

     -------------------------------------------------------------------------------------------------------

          (1)  Includes our 2000 Stock Option Plan.



ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements, the notes to our financial statements and the other financial information contained elsewhere in this filing.


     OVERVIEW

     We manufacture and distribute Arcoplate, a wear-resistant alloy overlay wear plate, through a patented production process. The patented process by which we manufacture Arcoplate enables us to smoothly and evenly apply an alloy overlay to a sheet of steel, creating a metallurgical bond between the alloy and the steel backing plate that is resistant to wear caused by impact and/or abrasion. We believe that, in the mining and mineral processing industries, wear is the primary cause of down time, the period of time when machinery is not in operation due to wear or malfunction. We believe that our Arcoplate product line will substantially lower down time and the resulting lost production for our customers.

     We also intend to commercially develop the 3-D Pipefitting Cladder process, a computer driven and software based mechanical system for depositing a profiled layer of wear resistant alloy onto interior surfaces of pipefittings, targeted for industrial use. Due to their angled and/or curved structures, material does not flow uniformly through pipefittings, meaning pipefittings generally have higher wear, resulting in a much shorter working life, than ordinary straight pipe. The 3-D Pipefitting Cladder process will enable a wear resistant alloy coating to be applied to interior surfaces of bends, elbow joints, "T" sections and "Y" sections of pipefittings, where wear is most likely to occur. We have suspended development of the 3-D Pipefitting Cladder process until we resolve the problems with the alloy feeder in our new Arcoplate production machine.


     PLAN OF OPERATION

     Our objective during the next 12 months is to expand our capacity to produce Arcoplate with the completion of additional equipment. The additional machinery will supplement our existing production equipment. We believe that with the addition of new equipment we will have the capacity to produce Arcoplate which will have a resale value of $7,500,000-$10,000,000. However, we cannot assure you that we will achieve such capacity or generate such sales.

     We intend to achieve market penetration through a multi-step process. At the local level, we intend to combine targeted marketing with advertising in trade journals, newspapers and magazines. At the international level, we intend to establish market presence by visiting international trade shows, presenting technical papers at industry conferences, and appointing distributors who will be trained to present and promote Arcoplate products as a solution for wear-related problems.

     RESULTS OF OPERATIONS


     SALES

     We had sales of $1,871,500 for the year ended September 30, 2003, compared to sales of $2,116,314 for the year ended September 30, 2002. These sales consist solely of the sale of our Arcoplate product. Substantially all of our sales during the periods were denominated in US dollars. Sales denominated in Australian dollars were converted into U.S. dollars at the conversion rate of $0.61274 and $.54314, representing the average foreign exchange rates for the years ended September 30, 2003 and 2002, respectively. Sales have decreased compared with the year ended September 2002 primarily due to a decrease in sales to our South American customer together with the termination of the Australian exclusive distributor agreement. The unsuccessful distribution has resulted in the Company recommencing its own marketing awareness program.


     COSTS OF SALES

     We had cost of sales of $1,070,766 for the year ended September 30, 2003, compared to cost of sales of $1,184,491 for the year ended September 30, 2002. The gross profit amounted to $800,734 compared to $931,823 for the year ended September 30, 2002. The gross profit percentage remained steady from 43% to 44% in 2003 and 2002 respectively.


     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     We had selling, general and administrative expenses of $1,000,107 for the year ended September 30, 2003, compared to $1,128,238 in the year ended September 30, 2002. The decrease was primarily due to our reduced activity during the year ended September 30, 2003.


     INCOME BEFORE TAXES

     Our loss before taxes was $170,459 for the year ended September 30, 2003, compared to a loss of $795,280 for the year ended September 30, 2002 The decrease in the loss for the year ended September 30, 2003 is principally due to the $600,000 write off in the year ended September 30 2002 of costs incurred in connection with the issue of shares to the facilitators of an equity line of credit arrangement that was terminated. These costs were previously charged against capital in excess of par value in the year ended September 30, 2002.


     INCOME TAXES

     We had an income tax benefit of ($193,127) for the year ended September 30, 2003 compared to an expense $3,467 for the year ended September 30, 2002. The 2002 income tax expense related to taxes payable in Australia. The 2003 income tax benefit was a result of Research and Development concessions being granted by the Australian Taxation Office.


     NET LOSS

     We had net profit of $22,668, or $0.00 per share, for the year ended September 30, 2003, compared to a net loss of $798,747, or $0.05 per share, for the year ended September 30, 2002.


     LIQUIDITY AND CAPITAL RESOURCES

     For the year ended September 30, 2003, the total cash used by operating activities was $92,433, principally as a result of an increase in inventories of $153,187 and an increase in accounts receivable of $72,184 partially offset by an increase in accounts payable of $173,538.

     As of the year ended September 30, 2003, we had working capital of $9,684.

     The Company is obligated under various contractual commitments over the next five years. The following is a summary of the five-year commitments of the Company as of September 30, 2003:

                                        LESS THAN                            AFTER
                               TOTAL      1 YEAR    1-3 YEARS   4-5 YEARS   5 YEARS
CONTRACTUAL OBLIGATIONS
  Long-term debt              $134,158  $   43,664  $   90,494  $        -  $      -
  Operating leases             148,750      85,000      63,750
  Employment agreements        460,000     230,000     230,000
                              ------------------------------------------------------

TOTAL CONTRACTUAL OBLIGATONS  $742,908  $  348,664  $  384,244  $        -  $      -
                              ======================================================

     We anticipate that the funding of our working capital needs will come primarily from the cash generated from our operations. To the extent that the cash generated from our operations is insufficient to meet our working capital needs or the purchase of machinery or equipment, then we will need to raise capital from the sale of securities in private offerings or loans. We have no commitments to raise capital. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. Our working capital may impair our ability to obtain certain types of financing, including a bank line of credit. There can be no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

     SIGNIFICANT  CHANGES  IN  NUMBERS  OF  EMPLOYEES

     We anticipate hiring approximately four additional manufacturing employees in the next 12 months and an additional marketing person was employed in December 2003.


     CRITICAL ACCOUNTING POLICIES

     We have prepared our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America. This has required us to make estimates, judgments, and assumptions that affected the amounts we reported. Note 1 of Notes to Consolidated Financial Statements contains the significant accounting principles that we used to prepare our consolidated financial statements.

     We have identified several critical accounting policies that require us to make assumptions about matters that were uncertain at the time of our estimates. Had we used different estimates and assumptions, the amounts we recorded could have been significantly different. Additionally, actual results that would have a material effect on our financial condition or results of operations could be based on different assumptions or conditions. The critical accounting policies that were affected by the estimates, assumptions, and judgments used in the preparation of financial statements are listed below.

     ALLOWANCE  FOR  DOUBTFUL  ACCOUNTS

     The allowance of doubtful accounts is based on an evaluation of specific customer accounts in which available facts and circumstances indicate collectibility may be a problem. In addition, the allowance includes a general reserve for all customers based on historical collection experience.

     INVENTORIES

     Our inventories are recorded at the lower of cost or market, with cost based on a first-in, first-out basis. We periodically assess this inventory for obsolescence and potential excess by reducing the difference between our cost and the estimated market value of the inventory based on assumptions about future demand and historical sales patterns. Our inventories consist of materials and products that are subject to technological obsolescence and competitive market conditions. If market conditions or future demand are less favorable than our current expectations, additional inventory write downs or reserves may be required, which could have an adverse effect on our reported results in the period the adjustment are made.

     LONG-LIVED ASSETS

     We review our long-lived assets for potential impairment based on a review of projected undiscounted cash flows associated with these assets. Long-lived assets are included in impairment evaluations when events and circumstances exist that indicate the carrying amount of those assets may not be recoverable. Measurement of impairment losses for long-lived assets that we expect to hold and use is based on the estimated fair value of the assets. We have recorded asset impairment charges when the carrying value of certain assets was in excess of their fair value. Should market conditions or the assumptions used by us in determining the fair value of these assets change, or management change plans for usage of certain assets, additional charges to operations may be required in the period in which such conditions occur.


                                  RISK FACTORS

     We are subject to various risks that may materially harm our business, financial condition and results of operations. YOU SHOULD CAREFULLY CONSIDER THE RISKS AND UNCERTAINTIES DESCRIBED BELOW AND THE OTHER INFORMATION IN THIS FILING BEFORE DECIDING TO PURCHASE OUR COMMON STOCK. THESE ARE NOT THE ONLY RISKS AND UNCERTAINTIES THAT WE FACE. IF ANY OF THESE RISKS OR UNCERTAINTIES ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS COULD BE MATERIALLY HARMED.


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


     IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR PLAN OF EXPANSION, WE WILL NOT ACHIEVE PROFITABILITY.

     We plan to expand all aspects of our operations. As a result, we need to expand our financial and management controls, reporting systems and procedures. We will also have to expand, train and manage our work force for marketing, sales, engineering and technical support, product development, and manage multiple relationships with various customers, vendors, strategic partners and other third parties. We will need to continually expand and upgrade our technology and develop new products. If we are unable to manage our growth effectively, we may be unable to handle our operations, control costs or otherwise function in a profitable manner, or at all.


     THE LOSS OF ANY KEY PERSONNEL WOULD DISRUPT OUR OPERATIONS AND HURT OUR PROFITABILITY.

     Our future success depends to a significant extent on the continued services of our senior management and other key personnel, particularly, Gene Kostecki, President and Chief Executive Officer, and Alan Winduss, Chief Financial Officer. We do not presently maintain keyman life insurance on the life of either Mr. Kostecki or Mr. Winduss. The loss of the services of Mr. Kostecki or Mr. Winduss would likely have a significantly detrimental effect on our business. We currently have employment agreements with each of Mr. Kostecki and Mr. Winduss. However, if Mr. Kostecki or Mr. Winduss becomes unwilling or unable to continue in their current positions, it would be significantly more difficult to operate our business, which could hurt our financial condition and results of operations.


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

     We presently purchase our principal raw materials; steel and alloy compound components, from a limited number of suppliers. There are no written contracts between us and our suppliers, and requirements are purchased using individual purchase orders, with customary terms regarding payment, quality and delivery. Although we believe that alternatives are readily available from other suppliers, we cannot assure you that we will be able to continue to obtain desired quantities of materials on a timely basis at prices and on terms deemed reasonable by us. Our business would be materially and adversely affected if we are unable to continue to receive materials at prices and on terms comparable to those presently made available to us by our principal suppliers.


     SINCE WE DEPEND HEAVILY UPON ELECTRICAL POWER FOR OUR OPERATIONS, ANY INCREASE IN PRICES WOULD ADVERSELY AFFECT OUR BUSINESS AND PROFITABILITY.

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


     OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY.

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


     WE MAY NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS OR EXPANSION.

     We have relied on significant external financing to fund our operations. Such financing has historically come from a combination of borrowings from and sale of common stock to third parties and funds provided by certain officers and directors. We cannot assure you that financing, whether from external sources or related parties, will be available if needed or on favorable terms. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to reduce or curtail our business operations. Any of these events would be materially harmful to our business and may result in a lower stock price.


     WE HAVE A LIMITED CUSTOMER BASE.

     At present, our customer base consists primarily of companies involved in the mining and dredging industries. Our ability to operate depends on increasing our customer base and achieving sufficient gross profit margins. We cannot assure you that we will be able to increase our customer base or to operate profitably. If any of our major customers stop or delay its purchases of our products, our revenue and profitability would be adversely affected. For the year ended September 30, 2003, 14 customers accounted for 61% of our sales. We anticipate that sales of our products to relatively few customers will continue to account for a significant portion of our revenue. If these customers cancel or delay their purchase orders, our revenue may decline. We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at the levels of previous periods or that we will be able to obtain orders from new customers. Although our financial performance depends on large orders from a key customers and resellers, we do not have binding commitments from any of them.


     OUR COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR SHAREHOLDERS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS.

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

     WE FACE SIGNIFICANT COMPETITION WITHIN OUR MARKET.

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

     We expect our competitors to continue to improve the performance of their current products and introduce new products and technologies as industry standards and customer requirements evolve. These new products and technologies could supplant or provide lower cost alternatives to our products. To be competitive, we must continue to invest resources in research and development, sales and marketing, and customer support.

     Increased competition is likely to result in price reductions, reduced gross margins, longer sales cycles, and loss of market share, any of which would seriously harm our business and results of operations.


     WE HAVE LIMITED MARKETING AND SALES CAPABILITY.

     Because of our previous limited working capital, we have not had the resources to fully implement our marketing and sales strategy. In order to increase our revenues, we are in the process of further implementing a marketing and sales force with technical expertise and marketing capability. There can be no assurance that we will be able to:

     -    Establish and develop such a sales force;

     -    Gain market acceptance for our products;

     -    Obtain and retain qualified sales personnel on acceptable terms; and

     -    Meet our proposed marketing schedules or plans.

     To the extent that we arrange with third parties to market our products, the success of such marketing will depend on the efforts of these third parties.


ITEM 7.   FINANCIAL STATEMENTS.

     Our audited consolidated financial statements for the year ended September 30, 2003 appear following Item 13 of this report and are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On January 16, 2002, we dismissed HJ & Associates, LLC as our independent certified public accountant. HJ & Associates reviewed our quarterly report for the period ended June 30, 2001, but did not initiate an audit or render an audit report on our financial statements. HJ & Associates' dismissal was recommended
and approved by our Board of Directors.   For the interim periods reviewed by HJ
& Associates prior to dismissal, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused HJ & Associates to make reference thereto in connection with their opinion. For the interim periods reviewed by HJ & Associates prior to dismissal, HJ & Associates did not advise us of any of the matters identified in paragraph (a)(1)(iv)(B) of Item 304 of Regulation S-B.

     On January 16, 2002, we engaged Rothstein, Kass & Company, P.C. as our principal accountant to audit the our financial statements. We did not consult Rothstein Kass on any matters described in paragraph (a)(2)(i) or (ii) of Item 304 of Regulation S-B during the period specified in paragraph (a)(1) of Item 304 of Regulation S-B prior to engaging Rothstein Kass.

                                    PART III

ITEM. 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Our present directors and executive officers are as follows:

     NAME             AGE  POSITION
     ---------------  ---  ----------------------------------------

     Gene Kostecki     58  President, Chief Executive Officer and a
                           Director
     Alan C. Winduss   62  Chief Financial Officer, Secretary and a
                           Director

     The following is a brief summary of the background of each executive officer and director:

     Gene Kostecki has served as a director and as our President and Chief Executive Officer since June 2000. From July 1997 to the present, Mr. Kostecki served as the Chief Executive Officer and director of Arcoplate, Inc. and Arcoplate Holdings (UK) PLC. From July 1995 to July 1997, Mr. Kostecki served as Managing Director of the Collier Unit Trust, an engineering business and distributor based in Western Australia. He acts as our President and Chief Executive Officer on a full-time basis.

     Alan C. Winduss has served as a director and as our Chief Financial Officer and Secretary since June 2000. From July 1997 to the present, Mr. Winduss served as the Chief Financial Officer and director of Arcoplate, Inc. and Arcoplate Holdings (UK) PLC. From July 1979 to the present, Mr. Winduss has served as the senior principal of Winduss & Associates Pty Ltd, an accounting firm in Western Australia, which specializes in commercial accounting, corporate finance and management. He intends to devote approximately 70% of his time to his duties as one of our executive officers.


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


     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors, and persons who beneficially own more than ten percent of a registered class of our equity securities are required by the regulations of the Commission to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to us, during the fiscal year ended September 30, 2003, our officers, directors, and greater than ten percent beneficial owners complied with all Sections 16(a) filing requirements applicable to them.


ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth the annual cash compensation for services rendered by our Chief Executive Officer for the fiscal year ended September 30, 2003. No other executive officer earned or secured more than $100,000 in salary and bonus for services rendered during the fiscal year ended September 30, 2003:

                           SUMMARY COMPENSATION TABLE

                             ANNUAL COMPENSATION
                           -----------------------
                                                     LONG-TERM     ALL OTHER
NAME AND POSITION    YEAR    SALARY       BONUS     COMPENSATION  COMPENSATION
-------------------  ----  ----------  -----------  ------------  ------------

Gene Kostecki        2003  $  150,000  $         0             -             -
President and Chief  2002  $  150,000  $         0             -             -
Executive Officer    2001  $  150,000  $         0             -             -

     STOCK OPTION PLAN

     In May 2000, we adopted the 2000 Stock Option Plan. The purpose of the plan is to enable us to attract, retain and motivate key employees, directors, and consultants, by providing them with stock options. Options granted under the plan may be either incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. We have reserved 2,000,000 shares of common stock for issuance under the plan. As of December 20, 2003, no options had been granted pursuant to the plan.

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


     EMPLOYMENT AGREEMENTS

     We have entered into five-year employment agreements, commencing as of October 2, 2000, with Gene Kostecki, our President and Chief Executive Officer, and Alan C. Winduss, our Chief Financial Officer and Secretary, which provide for an annual salary of $150,000 and $80,000, respectively. The employment agreements provide that each of Mr. Kostecki and Mr. Winduss are eligible to receive incentive bonus compensation, at the discretion of the Board of Directors, based on their respective performance and contributions to our success. The employment agreements provide for termination based on death, disability or voluntary resignation and each provides for severance payments upon termination in the event that there is termination without cause, if the employee terminates his employment for good reason or in the event of a change in control. The employment agreement defines "good reason" as any violation of the employment agreement by us, any reduction in the employee's salary or benefits or the assignment to the employee of duties inconsistent with his position. If the employment agreement is terminated without cause, as a result of change of control, or terminated by the employee for good reason, the amount of the severance payment will be equal to three times that average annual compensation payable under the employment agreement.

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

     In addition, our certificate of incorporation provides that, generally, a director shall not be personally liable to us or our stockholders for monetary damages for breach of the director's fiduciary duty. However, in accordance with Delaware law, a director will not be indemnified for a breach of its duty of loyalty, acts or omissions not in good faith or involving intentional misconduct or a knowing violation or any transaction from which the director derived improper personal benefit.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of December 31, 2003, the number and percentage of outstanding shares of common stock beneficially owned by:

     - each person who we know beneficially owns more than 5% of the outstanding shares of our common stock;

     -    each of our executive officers and directors; and

     -    all of our officers and directors as a group.

     Except as otherwise noted, the persons named in this table, based upon information provided by these persons, have sole voting and investment power with respect to all shares of common stock owned by them. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options or warrants held by such person that are exercisable within 60 days of December 20, 2003, but excludes shares of common stock underlying options or warrants held by any other person. Unless otherwise indicated, the address of each beneficial owner is c/o Alloy Steel, 42 Mercantile Way, P.O. Box 3087, Malaga D C 6945, Western Australia.

                                                                                 PERCENTAGE
                                                                                     OF
                                                                                   COMMON
                                                                   NUMBER           STOCK
                                                                                BENEFICIALLY
          NAME OF BENEFICIAL OWNER                                OF SHARES         OWNED
          ---------------------------------------------------  ---------------  -------------

          Gene Kostecki                                        10,598,000  (1)          62.5%
          Alan C. Winduss                                       1,893,250  (2)          11.2%
          All officers and directors as a group (two persons)      12,491,250           74.0%

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Messrs. Gene Kostecki and Alan Winduss are both directors of Alloy Steel International, Inc. and our subsidiary, Alloy Steel Australia (Int) Pty Ltd.

     Mr. Winduss is a director of a public accounting firm Winduss & Associates Pty Ltd, which provides accounting and secretarial services to our subsidiary, Alloy Steel Australia (Int.) Pty Ltd. These services are provided at normal commercial rates and conditions. The cost of these services is recovered under the fees paid by Mr. Winduss' consulting agreement.

     Alloy Steel Australia (Int.) Pty Ltd. paid rent of $85,000, for commercial premises it occupied during the year, to Raglan Securities Pty Ltd., a company controlled by Gene Kostecki.

     In October 2000, we acquired from Mr. Kostecki and Mr. Winduss the right to utilize and commercially exploit the 3-D Pipefitting Cladder process in exchange for 3,413,750 shares of common stock.

     Our license to use the process to manufacture Arcoplate provides for royalty payments to Kenside Investments, Ltd., an entity controlled by Mr. Kostecki, in an amount equal to 2% of our net sales of Arcoplate products.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

EXHIBIT NO.  DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------------
3.1          Certificate of Incorporation*
3.2          By-laws*
4.1          Specimen Certificate*
10.1         2000 Stock Option Plan*
10.2         License Agreement, dated May 4, 2000, between Alloy Steel and Kenside Investments, Ltd.*
10.3         Employment Agreement, dated October 2, 2000, between Alloy Steel and Gene Kostecki*
10.4         Employment Agreement, dated October 2, 2000, between Alloy Steel and Alan Winduss*
10.5         Consulting Agreement, dated October 2, 2000, between Alloy Steel and Berryhill Investments, Ltd.*
10.6         Consulting Agreement, dated October 2, 2000, between Alloy Steel and Chartreuse Nominees Pty. Ltd.*
10.7         Amended and Restated Consulting Agreement, dated October 2, 2000, between Alloy Steel and Persia
             Consulting Group, Inc.*
10.8         Consulting Agreement, dated October 2, 2000, between Alloy Steel and Ragstar Investments, Ltd.*
10.9         Consulting Agreement, dated October 2, 2000, between Alloy Steel and Alan Winduss Pty. Ltd.*
10.10        Consulting Agreement, dated October 2, 2000, between Alloy Steel and Ames Nominees Pty. Ltd.*
10.11        Lease Agreement, dated July 1, 2000, between Alloy Steel and Raglan Securities Pty. Ltd.*
10.12        Asset Purchase Agreement, dated October 2, 2000 between Alloy Steel and Collier Unit Trust*
10.13        Equipment Purchase Agreement, dated October 2, 2000, between Alloy Steel and Collier Unit Trust*
10.14        Asset Purchase Agreement, dated October 2, 2000, by and among Alloy Steel and Gene Kostecki and Alan
             Winduss*
31.1         Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)**
31.2         Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)**
32.1         Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C.
             1350**


EXHIBIT NO.  DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------------
32.2         Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

      *   Previously filed. See Exhibit Index.

     **   Filed  herewith.



     (b)  Reports on Form 8-K.

     None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 9, 2003        ALLOY STEEL INTERNATIONAL, INC.
                                   (Registrant)

                                        /s/ Gene Kostecki
                                   By:------------------------------------------
                                        Gene Kostecki
                                        President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Gene Kostecki                   Director and
---------------------     President and Chief Executive          January 9, 2003
   Gene Kostecki       Officer (Principal Executive Officer)

s/Alan Winduss                     Director and                  January 9, 2003
---------------------       Chief Financial Officer and
   Alan C. Winduss         Secretary (Principal Financial
                               and Accounting Officer)

                                              Alloy Steel International, Inc.

                                           Annual Report on Form 10-KSB for the
                                               Year Ended September 30, 2003

                                                       EXHIBIT INDEX


EXHIBIT NO.  DESCRIPTION
-----------  -------------------------------------------------------------------------------------------------------------
3.1          Certificate of Incorporation [Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form
             SB-2, SEC File No. 333-49146, filed on November 2, 2000, as amended (the "Registration Statement").]
3.2          By-laws [Incorporated by reference to Exhibit 3.2 to the Registration Statement.]
4.1          Specimen Certificate [Incorporated by reference to Exhibit 4.1 to the Registration Statement.]
10.1         2000 Stock Option Plan [Incorporated by reference to Exhibit 10.1 to the Registration Statement.]
10.2         License Agreement, dated May 4, 2000, between Alloy Steel and Kenside Investments, Ltd. [Incorporated by
             reference to Exhibit 10.2 to the Registration Statement.]
10.3         Employment Agreement, dated October 2, 2000, between Alloy Steel and Gene Kostecki [Incorporated by reference to Exhibit 10.3 to the Registration Statement.]
10.4         Employment Agreement, dated October 2, 2000, between Alloy Steel and Alan Winduss [Incorporated by reference to Exhibit 10.4 to the Registration Statement.]
10.5         Consulting Agreement, dated October 2, 2000, between Alloy Steel and Berryhill Investments, Ltd.
             [Incorporated by reference to Exhibit 10.5 to the Registration Statement.]
10.6         Consulting Agreement, dated October 2, 2000, between Alloy Steel and Chartreuse Nominees Pty. Ltd.
             [Incorporated by reference to Exhibit 10.6 to the Registration Statement.]
10.7         Amended and Restated Consulting Agreement, dated October 2, 2000, between Alloy Steel and Persia
             Consulting Group, Inc. [Incorporated by reference to Exhibit 10.7 to the Registration Statement.]
10.8         Consulting Agreement, dated October 2, 2000, between Alloy Steel and Ragstar Investments, Ltd.
             [Incorporated by reference to Exhibit 10.8 to the Registration Statement.]
10.9         Consulting Agreement, dated October 2, 2000, between Alloy Steel and Alan Winduss Pty. Ltd. [Incorporated by reference to Exhibit 10.9 to the Registration Statement.]
10.10        Consulting Agreement, dated October 2, 2000, between Alloy Steel and Ames Nominees Pty. Ltd.
             [Incorporated by reference to Exhibit 10.10 to the Registration Statement.]
10.11        Lease Agreement, dated July 1, 2000, between Alloy Steel and Raglan Securities Pty. Ltd. [Incorporated by
             reference to Exhibit 10.11 to the Registration Statement.]
10.12        Asset Purchase Agreement, dated October 2, 2000 between Alloy Steel and Collier Unit Trust [Incorporated by reference to Exhibit 10.12 to the Registration Statement.]
10.13        Equipment Purchase Agreement, dated October 2, 2000, between Alloy Steel and Collier Unit Trust
             [Incorporated by reference to Exhibit 10.13 to the Registration Statement.]
10.14        Asset Purchase Agreement, dated October 2, 2000, by and among Alloy Steel and Gene Kostecki and Alan
             Winduss [Incorporated by reference to Exhibit 10.14 to the Registration Statement.]
31.1         Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2         Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1         Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C.
             1350**
32.2         Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C.
             1350**

                         ALLOY STEEL INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITORS' REPORT

                               SEPTEMBER 30, 2003

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(ITEM 7)

================================================================================


INDEPENDENT AUDITORS' REPORT                                                 F-2


CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheet
   September 30, 2003                                                        F-3

   Consolidated Statements of Operations
   Years Ended September 30, 2003 and 2002                                   F-4

   Consolidated Statements of Stockholders' Equity
   Years Ended September 30, 2003 and 2002                                   F-5

   Consolidated Statements of Cash Flows
   Years Ended September 30, 2003 and 2002                                   F-6

 Notes to Consolidated Financial Statements                             F-7 - 15

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Alloy Steel International, Inc.


We have audited the accompanying consolidated balance sheet of Alloy Steel International, Inc. and Subsidiary (the "Company") as of September 30, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2003, and the results of its operations and its cash flows for the years ended September 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.


                                              /s/Rothstein, Kass & Company, P.C.


Roseland,  New  Jersey
December  12,  2003


                 ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                               September 30, 2003



                                     ASSETS


CURRENT ASSETS
Cash and cash equivalents                                            $  213,381
  Accounts receivable, less allowance for doubtful
  accounts of $25,260                                                   203,500
  Inventories                                                           311,456
  Prepaid expenses and other current assets                              31,269
                                                                     -----------

    Total current assets                                                759,606
                                                                     -----------

PROPERTY AND EQUIPMENT, net                                           1,501,169
                                                                     -----------

OTHER ASSETS
  Intangibles                                                            90,512
                                                                     -----------


                                                                     $2,351,287
                                                                     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Notes payable, current portion                                     $   43,664
  Accounts payable and other current liabilities                        706,258
                                                                     -----------

    Total current liabilities                                           749,922

LONG-TERM LIABILITIES
  Notes payable, less current portion                                    90,494
  Loan payable, related party                                           133,914
                                                                     -----------

    Total liabilities                                                   974,330
                                                                     -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, authorized 3,000,000
  shares; issued and outstanding - none
  Common stock, $.01 par value, authorized  50,000,000
  shares; issued and outstanding 16,950,000 shares                      169,500
  Capital in excess of par value                                      1,773,382
  Accumulated deficit                                                  (939,277)
  Accumulated other comprehensive income                                373,352
                                                                     -----------

    Total stockholders' equity                                        1,376,957
                                                                     -----------

                                                                     $2,351,287
                                                                     ===========

          See accompanying notes to consolidated financial statements.

                      ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                          Years Ended September 30, 2003 and 2002


                                                               2003        2002
                                                          -----------  ------------
SALES                                                     $ 1,871,500  $ 2,116,314

COST OF SALES                                               1,070,766    1,184,491
                                                          ------------ ------------

GROSS PROFIT                                                  800,734      931,823

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                                    1,000,107    1,128,238
COST IN CONNECTION WITH EQUITY LINE OF CREDIT                       -      600,000
                                                          ------------ ------------

                                                            1,000,107    1,728,238
                                                          ------------ ------------

LOSS FROM OPERATIONS                                         (199,373)    (796,415)
                                                          ------------ ------------

OTHER INCOME (EXPENSES)
  Interest expense                                             (8,603)      (8,827)
  Interest income                                              13,306        9,962
  Insurance recovery                                            4,892            -
  Export grant received                                        19,181            -
  Profit on disposal of plant and equipment                       138            -
                                                          ------------ ------------

                                                               28,914        9,962
                                                          ------------  -----------

LOSS BEFORE INCOME TAXES                                     (170,459)    (795,280)

INCOME TAX EXPENSE (BENEFIT)                                 (193,127)       3,467
                                                          ------------  -----------

NET INCOME (LOSS)                                         $    22,668  $  (798,747)
                                                          ===========  ============


BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE          $      0.00  $     (0.05)
                                                          ===========  ============


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 USED IN COMPUTING BASIC AND DILUTED INCOME (LOSS)
 PER COMMON SHARE                                          16,950,000   16,950,000
                                                          ===========  ============

          See accompanying notes to consolidated financial statements.

                                        ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            Years Ended September 30, 2003 and 2002


                                                                                     Capital
                                                              Common     Shares     In Excess    Accumulated    Comprehensive
                                                              Shares     Amount   of Par Value     Deficit      Income (Loss)
                                                            ----------  --------  -------------  ------------

Balances, October 1,  2001                                  16,950,000  $169,500  $   1,173,382    ($163,198)

Costs incurred in connection with issuance of
  common stock related to the equity line of credit                                     600,000

Net loss                                                                                            (798,747)       ($798,747)

Other comprehensive loss, foreign currency
 translation adjustment                                                                                               119,947
                                                                                                               ---------------

Total comprehensive loss - Year ended September 30, 2002                                                            ($678,800)
                                                                                                               ===============
                                                            ----------  --------  -------------  ------------
Balances, September 30, 2002                                16,950,000   169,500      1,773,382     (961,945)


Net income                                                                                            22,668   $       22,668

Other comprehensive income, foreign currency
 translation adjustment                                                                                               337,971
                                                                                                               ---------------

Total comprehensive income - Year ended September 30, 2003                                                     $      360,639
                                                                                                               ===============
                                                            ----------  --------  -------------  ------------

Balances, September 30, 2003                                16,950,000  $169,500  $   1,773,382    ($939,277)
                                                            ==========  ========  =============  ============

                                                               Accumulated
                                                                  Other           Total
                                                             Comprehensive    Stockholders'
                                                              Income (Loss)      Equity
                                                             --------------  ---------------

Balances, October 1,  2001                                        ($84,566)  $    1,095,118

Costs incurred in connection with issuance of
  common stock related to the equity line of credit                                 600,000

Net loss                                                                           (798,747)

Other comprehensive loss, foreign currency
 translation adjustment                                            119,947          119,947


Total comprehensive loss - Year ended September 30, 2002

                                                             --------------  ---------------
Balances, September 30, 2002                                        35,381        1,016,318


Net income                                                                           22,668

Other comprehensive income, foreign currency
 translation adjustment                                            337,971          337,971


Total comprehensive income - Year ended September 30, 2003

                                                             --------------  ---------------
Balances, September 30, 2003                                $      373,352   $    1,376,957
                                                            ===============  ===============

          See accompanying notes to consolidated financial statements.

                      ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Years ended September 30, 2003 and 2002


                                                                  2003        2002
                                                               ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                            $  22,668    ($798,747)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                 90,974       82,158
    Costs in connection with equity line of credit                     -      600,000
    Gain on disposal of plant and equipment                         (138)           -
    Provision for loss on investment                                   -        3,926
    Plant under construction written off                           8,458       40,211
    Application of research and development credit
    to income taxes payable                                     (170,448)           -
  Increase (Decrease) in cash attributable to changes
   in operating assets and liabilities:
    Accounts receivable                                          (72,184)      78,234
    Inventories                                                 (153,187)     119,683
    Prepaid expenses and other current assets                      7,886       14,752
    Accounts payable and other current liabilities               173,538      215,751
    Income taxes payable                                               -      (81,641)
                                                               ----------  -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              (92,433)     274,327
                                                               ----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property plant and equipment                     (29,059)    (219,077)
    Proceeds on disposal of plant and equipment                      368            -
                                                               ----------  -----------

NET CASH USED IN INVESTING ACTIVITIES                            (28,691)    (219,077)
                                                               ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                                             -       79,026
  Repayment of borrowings                                        (37,022)     (26,183)
                                                               ----------  -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              (37,022)      52,843
                                                               ----------  -----------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS                                              83,079        1,221
                                                               ----------  -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (75,067)     109,314

CASH AND CASH EQUIVALENTS, beginning of year                     288,448      179,134
                                                               ----------  -----------

CASH AND CASH EQUIVALENTS, end of year                         $ 213,381   $  288,448
                                                               =========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
 cash paid during the years for:
  Income taxes                                                 $       0   $  108,622
                                                               =========   ===========

Interest                                                       $   8,603   $    8,827
                                                               =========   ===========

          See accompanying notes to consolidated financial statements.

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


1.   NATURE OF OPERATIONS

Alloy Steel International, Inc. (ASII) and its wholly-owned subsidiary, Alloy Steel Australia (Int.) Pty Limited (ASAI) (collectively the "Company") manufacture and distribute Acroplate, a wear-resistant fused-alloy steel plate, to customers throughout the world.


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

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its receivables and establishes an allowance for doubtful accounts, based on the history of past write-offs and collections and current credit conditions. Accounts are written off as uncollectible once the Company has exhausted its collection efforts

Fair  Value  of  Financial  Instruments

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

Property  and  Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

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

Intangibles

Intangibles include intellectual property rights of $90,512, which will be amortized over the lesser of the estimated useful or economic life, or five years.

Advertising

Advertising costs are charged to operations as incurred and were $4,365 and $12,939 for the years ended September 30, 2003 and 2002, respectively.

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

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income  (Loss)  Per  Common  Share

SFAS No. 128, "Earnings Per Share", requires dual presentation of basic and diluted income (loss) per share for all periods presented. Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted income (loss) per common share was the same as basic income (loss) per common share since there were no common stock equivalents outstanding.

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

New  Accounting  Pronouncements

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The Statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The implementation of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires certain freestanding financial instruments, such as mandatorily redeemable preferred stock, to be measured at fair value and classified as liabilities. The Statement is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did have a material effect on the Company's financial position, results of operations or cash flows.

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


3.   INVENTORIES

Inventories consist of the following at September 30, 2003:

  Raw materials                  $   60,998
  Finished goods                    250,458
                                 ----------

                                 $  311,456
                                 ==========


4.   PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following at September 30, 2003:

  Prepaid expenses               $   16,011
  GST receivable                     15,258
                                 ----------

                                 $   31,269
                                 ==========


5.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2003:

  Plant and equipment            $  430,874
  Furniture and fixtures             21,164
  Vehicles                            9,265
  Office and computer equipment      48,036
                                 ----------

                                    509,339
  Less accumulated depreciation     254,929
                                 ----------

                                    254,410
  Construction in progress        1,246,759
                                 ----------

                                 $1,501,169
                                 ==========

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


5.   PROPERTY AND EQUIPMENT (CONTINUED)

Depreciation expense for the years ended September 30, 2003 and 2002 was $90,974 and $82,158, respectively.


6.   ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consist of the following at September 30, 2003:

  Accounts payable and accrued expenses  $  258,204
  Accrued officers salary                   312,196
  Royalties payable                         135,858
                                         ----------

                                         $  706,258
                                         ==========


7.   NOTES PAYABLE

Notes payable at September 30, 2003 consists of the following:

     Note payable (a)       $ 47,433
     Note payable (b)         63,012
     Note payable (c)         23,713
                            --------

                             134,158
     Less current portion     43,664
                            --------

                            $ 90,494
                            ========

     (a) The note is payable in monthly installments of $1,339 including interest at a rate of 6.6% per annum, with a final payment in November 2005. The note is collateralized by the underlying equipment.

     (b) The note is payable in monthly installments of $1,835 including interest at a rate of 6.435% per annum, with a final payment in October 2005. The note is collateralized by the underlying equipment.

     (c) The note is payable in monthly installments of $669 including interest at a rate of 6.6% per annum, with a final payment in November 2005. The note is collateralized by the underlying equipment.

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


9.   NOTES PAYABLE (CONTINUED)

Aggregate annual principal payments for each of the following years are as follows:

     YEAR ENDING SEPTEMBER 30,
            2004                $43,664
            2005                 46,598
            2006                 43,896


6.   LOAN PAYABLE, RELATED PARTY

As of September 30, 2003, the Company has a non-interest bearing loan payable to a related party with no stated repayment terms of approximately $134,000.


9.   INCOME TAXES

Loss before income taxes for the years ended September 30, 2003 and 2002 were derived in the following jurisdictions:

                        2003        2002
Australia            $(118,191)  $ (34,998)
US                     (52,268)   (760,282)
                     ----------  ----------

                     $(170,459)  $(795,280)
                     ==========  ==========


The components of income tax expense (benefit) are as follows for the years ended September 30, 2003 and 2002:

                            2003      2002
CURRENT
  Foreign                $(193,127)  $3,467
                         ----------  ------

DEFERRED
  Foreign                        -        -
                         ----------  ------

                         $(193,127)  $3,467


As of September 30, 2003, the Company had US net operating loss carryforwards of approximately $1,445,000 expiring through 2023 and Australian net operating loss carryforwards of approximately $48,000.

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


9.   INCOME TAXES (CONTINUED)

The components of the net deferred income tax asset consist of the following at September 2003 and 2002:

                                      2003      2002
Deferred tax assets
  Net operating loss carryforwards  $542,764  $481,191
  Other                                6,488     7,355
                                    --------  --------

                                     549,252   488,546
Less valuation allowance             549,252   488,546
                                    --------  --------

Deferred tax liabilities
  Other
                                    --------  --------

Net deferred income tax asset       $      -  $      -
                                    ========  ========


SFAS No. 109, requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred income tax asset will not be realized. The change in the valuation allowance amounted to approximately $61,000 and $271,000 for the years ended September 30, 2003 and 2002, respectively. The ultimate realization of this deferred income tax asset depends on the Company's ability to generate sufficient taxable income in future years.

The effective tax rate in 2003 and 2002 differs from the U.S. federal statutory rate as follows:

                                                 2003    2002
U.S. federal statutory rate                     (34.0)% (34.0)%
Change in valuation allowance                    35.6    34.0
Over-accrual of income taxes due to
application of research and development credit  111.7
                                                ------  -------

Effective tax rate                              113.3%      - %
                                                ===============

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


10.  STOCK OPTIONS

During 2000, the Company's Board of Directors adopted, and the stockholders approved, the 2000 stock option plan (the Plan) pursuant to which 500,000 shares of common stock were reserved for issuance upon the exercise of options granted to key employees, members of the Board of Directors and consultants of the Company. Options under the Plan may be incentive stock options, nonqualified stock options, or any combination thereof, and the Board of Directors (Committee) may grant options at an exercise price which is not less than the fair market value on the date such options are granted. The Plan further provides that the maximum period in which stock options may be exercised will be determined by the Committee, except that they may not be exercisable after ten years from the date of grant or five years from the date of grant for any person owning more than ten percent of the voting power of all classes of the Company's stock. For the years ending September 30, 2003 and 2002 there were no stock options granted.

11.  COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases its office and manufacturing space from a related party for approximately $85,000 per annum plus certain expenses (as defined in the agreement). The lease expires on June 30, 2005.

Rent expense for the years ended September 30, 2003 and 2002 was approximately $85,000 in each year.

Royalty  Agreements

The Company has a licensing agreement with a related party, of which relates to the sale of certain products. Under the terms of the agreement, the Company is required to pay royalties of 2% on the net sales of the related products, calculated at the end of each quarter. The agreement expires in 2025 and has three ten-year renewal options to extend unless written notice of non-renewal is given by either party within 120 days prior to its expiration. At September 30, 2003, approximately $136,000 was payable under this agreement and is included in accounts payable and other current liabilities.

Royalty expense was approximately $37,000 and $42,000 for the years ended September 30, 2003 and 2002, respectively.

Employment  Agreements

The Company has employment agreements with two of its executives, who are principal stockholders, requiring the payment of a minimum annual base compensation of approximately $80,000 and $150,000, adjusted annually for increases approved by the Board of Directors, but not less than the base year amount, plus incentive compensation based on the executives performance and the Company's success. The agreements expire in 2005 and are automatically renewed for an additional year unless either party gives written notice of non-renewal within 180 days prior to their expiration. Approximately $230,000 has been expensed under these agreements in each of the years ended September 30, 2003 and 2002, and is included in selling, general and administrative expenses.

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


12.  STOCKHOLDERS'  EQUITY


In September 2001, the Company issued 200,000 shares to Cornell Capital Partners ("Cornell") relating to an equity line of credit agreement pursuant to which the Company could sell up to $10,000,000 of common stock back to Cornell. During the fiscal year ended September 30, 2002, this agreement was terminated and the Company expensed the $600,000 relating to the stock issued for the equity line of credit and capital in excess of par was increased by $600,000.


13.  MAJOR  CUSTOMERS,  SUPPLIERS  AND  GEOGRAPHIC  INFORMATION

The Company had revenues from two customers for the years ended September 30, 2003 and 2002 aggregating approximately $817,000 and $1,260,000, respectively. Accounts receivable due from these customers were approximately $35,000 and $89,000 at September 30, 2003 and 2002, respectively.

For the years ended September 30, 2003 and 2002, the Company purchased approximately 81% and 86% of its inventories from three suppliers.

For the years ended September 30, 2003 and 2002 revenues were derived from the following:

                          2003   2002
Australia/Asia             29 %    35%
South America              31 %    42%
US & Other                 40 %    23%
                          -----  -----

                          100 %   100%
                          =====  =====


14.  LIQUIDITY

The Company has suffered recurring losses from operations, has an accumulated deficit and is dependent upon its principal stockholders and their affiliated companies for financial support. The stockholders and affiliates have agreed to provide working capital and other financial support as needed at least through October 1, 2004.