Form 10KSB/A
period 2003-09-30
ALLOY STEEL INTERNATIONAL INC
filed 2004-02-03
CIK 1127454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB/A 1

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires certain freestanding financial instruments, such as mandatorily redeemable preferred stock, to be measured at fair value and classified as liabilities. The Statement is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's financial position, results of operations or cash flows.

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

The effective tax rate in 2003 and 2002 differs from the U.S. federal statutory rate as follows:


                                                 2003    2002
U.S. federal statutory rate                     (34.0)% (34.0)%
Change in valuation allowance                    35.6    34.0
Change in estimate-
and other research and development credits      111.7
                                                ------  -------

Effective tax rate                              113.3%      - %
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

For the years ended September 30, 2003 and 2002, the Company purchased approximately 81% and 86% of its inventories from three suppliers.

For the years ended September 30, 2003 and 2002 revenues were derived from the following:

                          2003   2002
Australia                  29 %    35%
South America              31 %    42%
US & Other                 40 %    23%
                          -----  -----

                          100 %   100%
                          =====  =====


14.  LIQUIDITY

The Company has suffered recurring losses from operations, has an accumulated deficit and is dependent upon its principal stockholders and their affiliated companies for financial support. The stockholders and affiliates have agreed to provide working capital and other financial support as needed at least through October 1, 2004. by deferring payments under various agreements with the Company.