Form 10QSB
period 2003-12-31
ALLOY STEEL INTERNATIONAL INC
filed 2004-02-24
CIK 1127454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-QSB

(Mark One)
[x]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF SECURITIES
      EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 2003

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

               For the transition period from _______ to _______.

                         Commission file number 0-32875

                         ALLOY STEEL INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

                 DELAWARE                                     98-0233941
(State or other jurisdiction of incorporation              (I.R.S. Employer
              or organization)                            Identification No.)

                        ALLOY STEEL INTERNATIONAL, INC.
                            42 MERCANTILE WAY MALAGA
                          P.O. BOX 3087 MALAGA D C 6945
                                WESTERN AUSTRALIA
                    (Address of principal executive offices)

                                61 (8) 9248 3188
                          (Issuer's telephone number)

     There were 16,950,000 shares of Common Stock outstanding as of February 14 2004.

     Transitional Small Disclosure Format (check one):    Yes [ ]   No [X]

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                            ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                                      Consolidated Balance Sheets


                                                                        DECEMBER 31,    SEPTEMBER 30,
                                                                            2003            2003
                                                                        (UNAUDITED)

                                  ASSETS
                                  ------
CURRENT ASSETS
Cash and cash equivalents                                              $     178,092   $      213,381
Accounts receivable, less allowance for doubtful
Accounts of $25,260                                                          357,806          203,500
Inventories                                                                  374,577          311,456
Prepaid expenses and other current assets                                     41,829           31,269
TOTAL CURRENT ASSETS                                                         952,304          759,606
                                                                       -------------------------------

PROPERTY AND EQUIPMENT, net                                                1,674,717        1,501,169

OTHER ASSETS
Intangibles                                                                   90,512           90,512
                                                                       -------------------------------
TOTAL ASSETS                                                           $   2,717,533   $    2,351,287
                                                                       ===============================

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

CURRENT LIABILITIES
Notes payable, current portion                                         $      56,198   $       43,664
Accounts payable and other current liabilities                               761,473          706,258
Income taxes payable                                                         (23,623)               -
                                                                       -------------------------------
TOTAL CURRENT LIABILITIES                                                    794,048          749,922

LONG-TERM LIABILITIES
Notes payable, less current portion                                          106,120           90,494
Loan payable, related party                                                  148,204          133,914
                                                                       -------------------------------

TOTAL LIABILITIES                                                          1,048,372          974,330
                                                                       -------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock: $0.01 par value; authorized 3,000,000 shares; issued and outstanding - none
Common Stock: $0.01 par value; authorized 50,000,000 shares;
16,950,000 issued and outstanding                                            169,500          169,500
Additional paid-in-capital                                                 1,773,382        1,773,382
Accumulated other comprehensive income                                       570,673          373,352
Accumulated deficit                                                         (844,394)        (939,277)
                                                                       -------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                 1,669,161        1,376,957
                                                                       -------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $   2,717,533   $    2,351,287
                                                                       ===============================

See  accompanying  notes  to  consolidated  financial  statements.

                                   ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                       Consolidated Statements of Operations And Comprehensive Income (Loss)


                                                THREE MONTHS ENDED DECEMBER 31,    THREE MONTHS ENDED DECEMBER 31,
                                                             2003                               2002
                                                          (UNAUDITED)                        (UNAUDITED)
SALES                                          $                         664,532  $                        357,398

COST OF SALES                                                            316,924                           203,703
                                               --------------------------------------------------------------------

GROSS PROFIT                                                             347,608                           153,695

OPERATING EXPENSES

Selling, general and administrative expenses                             274,174                           223,265
                                               --------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                                             73,434                           (69,570)
                                               --------------------------------------------------------------------

OTHER INCOME
Interest income                                                            2,083                             3,054
Insurance recovery                                                            42                             2,290
Export grant received                                                     19,323                            17,475
                                               --------------------------------------------------------------------
                                                                          21,448                            22,819
                                               --------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAX
EXPENSE (BENEFIT)                                                         94,882                           (46,751)
Income tax expense (benefit)                                                   -                                 -
                                               --------------------------------------------------------------------

NET INCOME (LOSS)                              $                          94,882  $                        (46,751)
                                               --------------------------------------------------------------------

BASIC INCOME (LOSS) AND DILUTED
INCOME ( LOSS) PER COMMON SHARE                $                           0.006  $                         (0.002)
                                               --------------------------------------------------------------------

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                                           16,950,000                        16,950,000
                                               ====================================================================

COMPREHENSIVE INCOME (LOSS)

NET INCOME (LOSS)                              $                          94,882                          ($46,751)
OTHER COMPREHENSIVE INCOME (LOSS)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                  197,321                            52,056
                                               --------------------------------------------------------------------

Comprehensive Income (Loss)                    $                         292,203  $                          5,305
                                               ====================================================================


See accompanying notes to consolidated financial statements.

                                ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                                     Consolidated Statements of Cash Flows


                                                                           THREE MONTHS
                                                                              ENDED        THREE MONTHS ENDED
                                                                           DECEMBER 31,       DECEMBER 31,
                                                                               2003               2002
                                                                           (UNAUDITED)        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit (Loss)                                                         $      94,882   $           (46,751)
Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation                                                                  27,361                20,981
Increase (Decrease) in cash attributable to changes in operating assets and liabilities:
   Accounts receivable                                                         (154,306)              (16,230)
   Inventories                                                                  (63,121)              (25,666)
   Prepaid expenses and other current assets                                    (10,560)               (2,780)
   Accounts payable and other current liabilities                                55,215                19,128
   Income taxes payable                                                         (23,623)                5,981
                                                                          ------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             (74,152)              (45,337)
                                                                          ------------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Purchase of property and equipment                                              (17,996)              (16,873)
                                                                          ------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                           (17,996)              (16,873)
                                                                          ------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES

Repayment of borrowings                                                         (11,102)               (8,218)
                                                                          ------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             (11,102)               (8,218)
                                                                          ------------------------------------

Effect of foreign exchange rate on cash                                          67,961                 6,178
                                                                          ------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                                     (35,289)              (64,250)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                213,382               288,448
                                                                          ------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $     178,093   $           224,198
                                                                          ====================================


See accompanying notes to consolidated financial statements.

                 ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements

NOTE 1 UNAUDITED STATEMENTS

The accompanying condensed consolidated financial statements of the Company as of December 31, 2003 and for the three-month period ended December 31, 2002 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operations and cash flows for the interim periods. These unaudited condensed consolidated financial statements have been prepared by the Company pursuant to instructions to Form 10-QSB. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2003 audited financial statements included in the registrant's annual report on Form 10-KSB. The results of operations for the three-month period ended December 31, 2003 are not necessarily indicative of the results that may occur for the year ending September 30, 2004.

NOTE 2 NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subjected to at least an annual assessment for impairment applying a fair-market value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), addresses the impairment for all tangible assets. In July 2002, the FASB issued SFAS No. 146 "Accounting For Costs Associated With Exit or Disposal Activities "SFAS No 146", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred I a Restructuring)." SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123 ("SFAS 148"), which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for voluntary changes to the fair value based method made in fiscal years beginning after December 15, 2003. The Company does not anticipate these pronouncements will have a significant impact on its consolidated financial position and results of operations.

NOTE 3 INVENTORIES
At December 31, 2003 (unaudited) and September 30, 2003 inventories consist of the following:

                             Dec 31, 2003   Sept 30, 2003

Raw materials                $     171,514  $       60,998
Finished goods               $     203,063  $      250,458
                             -------------  --------------
                             $     374,577  $      311,456
                             -------------  --------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        ------------------------------------
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements, the notes to our financial statements and the other financial information contained elsewhere in this filing.

     OVERVIEW

We manufacture and distribute Arcoplate, a wear-resistant alloy overlay wear plate, through a patented production process. The patented process by which we manufacture Arcoplate enables us to smoothly and evenly apply overlay to a sheet of steel, creating a metallurgical bond between the alloy and the steel backing plate that is resistant to wear caused by impact and/ or abrasion. We believe that, in the mining and mineral processing industries, wear the primary cause of down time, the period when machinery is not in operation due to wear or malfunction. We believe that our Arcoplate product line will substantially lower down time and the resulting lost production of our customers.

We also intend to commercially develop the 3-D Pipefitting Cladder process, a computer driven and software based mechanical system for depositing a profiled layer of wear resistant alloy onto interior surfaces of pipefittings, targeted for industrial use. Do to their angled and/or curved structures, material does not flow uniformly through pipefittings, meaning pipefittings generally have higher wear, resulting in a much shorter working life, than ordinary straight pipe. The 3-D Pipefitting Cladder process will enable a wear resistant alloy coating to be applied to interior surfaces of bends, elbow joints "T" sections and "Y" sections of pipefittings, where wear is most likely to occur. We have suspended development of the 3-D Pipefittings Cladder process until we resolve the problems with the alloy feeder in our new Arcoplate production machine.

     PLAN OF OPERATION

Our objective during the next 12 months is to expand our capacity to produce Arcoplate with the completion of additional equipment. The additional machinery will supplement our existing production equipment and will incorporate a redesigned alloy feeder, due to engineering problems with the original design of the alloy feeder which have delayed completion of this additional machinery. We expect to commence trial production on the new machinery during the second quarter of 2004.

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

     RESULTS OF OPERATIONS

     FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 2002

     SALES

Alloy Steel had sales of $664,532 for the three months ended December 31, 2003, compared to $357,398 for the three months ended December 31, 2002. These sales consist solely of the sale of our Arcoplate product. Substantially all of our sales during the periods were denominated in Australian dollars. Sales were converted into U.S. dollars at the conversion rate of $ 0.71953, representing the average foreign exchange rate for the three months ended December 31, 2003.

     GROSS PROFIT AND COSTS OF SALES

Alloy Steel had cost of sales of $ 316,924 for the three months ended December 31, 2003, compared to $203,703 for the three months ended December 31, 2002. The gross profit amounted to $ 347,608 for the three months ended December 31, 2003 compared to $ 153,695 for the three months ended December 31, 2002. The gross profit percentage increased by 52% from 43%.

     OPERATING EXPENSES

Alloy Steel had selling, general and administrative expenses of $ 274,174 for
the three months ended    December 31, 2003, compared to $ 223,265 for the three
months ended December 31, 2002. The increase was primarily due to extra marketing and engineering labor costs.

     INCOME BEFORE TAXES

Alloy Steel's profit before taxes was $ 94,882 for the three months ended December 31, 2003 compared to a loss of $ 46,751 for the three months ended December 31, 2002.

     NET PROFIT

Alloy Steel had a net profit of $ 94,882, or $ 0.006 per share, for the three
months ended December 31, 2003, compared to a net loss of $      46,751 or
$0.002 per share, for the three months ended December 31, 2002.

     LIQUIDITY

For the nine months ended December 31, 2003, the total cash used in operating activities was ($ 74,152) consisting of a net profit of $ 94,882, an increase in accounts payable and other current liabilities of $ 55,215, a decrease in inventories of $ 63,121, a decrease in accounts receivable of $ 154,306 and a decrease of income tax payable of $ 23,623.

As of the three months ended December 31, 2003, we had a working capital surplus of $ 158,256.

We anticipate that the funding of our working capital needs will come primarily from the cash generated from our operations. To the extent that the cash generated from our operations is insufficient to meet our working capital needs or the purchase of machinery or equipment, then we will need to raise capital from the sale of securities in private offerings or by loan funds. We have no commitments for capital. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

     SIGNIFICANT CHANGES IN NUMBERS OF EMPLOYEES

No significant change in the number of employees is anticipated in the next 3 months.

     PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT

The machinery to expand our capacity to produce Arcoplate is currently being modified to rectify engineering problems in the alloy feeder. We have no material commitments for the additional financing for the addition of the machinery to expand our capacity to produce Arcoplate or the machinery for the 3-D Pipefitting Cladder process.

     EFFECT  OF  RECENT  ACCOUNTING  PRONOUNCEMENTS

Effect  of  Recent  Accounting  Pronouncements  In  July  2001,  the  Financial
Accounting Standards Board (FASB) issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subjected to at least an annual assessment for impairment applying a fair-market value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144"), addresses the impairment for all tangible assets. In July 2002, the FASB issued SFAS No. 146 "Accounting For Costs Associated With Exit or Disposal
Activities "SFAS No, 146", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITC Issue
No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred I a Restructuring)." SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123 ("SFAS 148"), which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for voluntary changes to the fair value based method made in fiscal years beginning after December 15, 2003. The Company does not anticipate these pronouncements will have a significant impact on its consolidated financial position and results of operations.

     ITEM 3.  CONTROLS AND PROCEDURES
              -----------------------
Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as defined in Rules 13a - 15a(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), were effective.

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

Date:  February 23, 2004               ALLOY STEEL INTERNATIONAL, INC.

                                       By:  /s/ Alan Winduss
                                          -------------------------------------
                                          Alan Winduss, Chief Financial Officer
                                          (Principal Financial Officer)