Form 10QSB/A
period 2003-12-31
ALLOY STEEL INTERNATIONAL INC
filed 2004-04-07
CIK 1127454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB/A


     (Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 2003

     [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

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

                            ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                                      Consolidated Balance Sheets

                                                                        DECEMBER 31,    SEPTEMBER 30,
                                                                            2003            2003
                                                                        (UNAUDITED)
                                       ASSETS
                                       ------

CURRENT ASSETS
Cash and cash equivalents                                              $     178,092   $      213,381
Accounts receivable, less allowance for doubtful
Accounts of $25,260                                                          357,806          203,500
Inventories                                                                  374,577          311,456
Prepaid expenses and other current assets                                     65,452           31,269
                                                                       --------------  ---------------
TOTAL CURRENT ASSETS                                                         975,927          759,606
                                                                       --------------  ---------------

PROPERTY AND EQUIPMENT, net                                                1,674,717        1,501,169

OTHER ASSETS
Intangibles                                                                   90,512           90,512
                                                                       --------------  ---------------

TOTAL ASSETS                                                           $   2,741,156   $    2,351,287
                                                                       ==============  ===============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

CURRENT LIABILITIES
Notes payable, current portion                                         $      56,198   $       43,664
Accounts payable and other current liabilities                               761,473          706,258
                                                                       --------------  ---------------
TOTAL CURRENT LIABILITIES                                                    817,671          749,922
                                                                       --------------  ---------------

LONG-TERM LIABILITIES
Notes payable, less current portion                                          106,120           90,494
Loan payable, related party                                                  148,204          133,914
                                                                       --------------  ---------------

TOTAL LIABILITIES                                                          1,071,995          974,330
                                                                       --------------  ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock: $0.01 par value; authorized 3,000,000 shares; issued and outstanding - none
Common Stock: $0.01 par value; authorized 50,000,000 shares;
16,950,000 issued and outstanding                                            169,500          169,500
Additional paid-in-capital                                                 1,773,382        1,773,382
Accumulated other comprehensive income                                       570,673          373,352
Accumulated deficit                                                         (844,394)        (939,277)
                                                                       --------------  ---------------

TOTAL STOCKHOLDERS' EQUITY                                                 1,669,161        1,376,957
                                                                       --------------  ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $   2,741,156   $    2,351,287
                                                                       ==============  ===============

See accompanying notes to consolidated financial statements.

                                   ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                       Consolidated Statements of Operations And Comprehensive Income (Loss)

                                                THREE MONTHS ENDED DECEMBER 31,    THREE MONTHS ENDED DECEMBER 31,
                                                             2003                               2002
                                                          (UNAUDITED)                        (UNAUDITED)
SALES                                          $                         664,532  $                        357,398

COST OF SALES                                                            316,924                           203,703
                                               ---------------------------------  ---------------------------------

GROSS PROFIT                                                             347,608                           153,695

OPERATING EXPENSES

Selling, general and administrative expenses                             274,174                           223,265
                                               ---------------------------------  ---------------------------------

INCOME (LOSS) FROM OPERATIONS                                             73,434                           (69,570)
                                               ---------------------------------  ---------------------------------

OTHER INCOME
Interest income                                                            2,083                             3,054
Insurance recovery                                                            42                             2,290
Export grant received                                                     19,323                            17,475
                                               ---------------------------------  ---------------------------------
                                                                          21,448                            22,819
                                               ---------------------------------  ---------------------------------

INCOME (LOSS) BEFORE INCOME TAX
EXPENSE (BENEFIT)                                                         94,882                           (46,751)
Income tax expense (benefit)                                                   -                                 -
                                               ---------------------------------  ---------------------------------

NET INCOME (LOSS)                              $                          94,882  $                        (46,751)
                                               ---------------------------------  ---------------------------------

BASIC INCOME (LOSS) AND DILUTED
INCOME (LOSS) PER COMMON SHARE                 $                           0.006  $                         (0.002)
                                               ---------------------------------  ---------------------------------
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                                           16,950,000                        16,950,000
                                               =================================  =================================

COMPREHENSIVE INCOME

NET INCOME (LOSS)                              $                          94,882                          ($46,751)


Other Comprehensive Income
Foreign currency translation adjustment                                  197,321                            52,056
                                               ---------------------------------  ---------------------------------

Comprehensive Income                           $                         292,203  $                          5,305
                                               =================================  =================================

See accompanying notes to consolidated financial statements.

                              ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                                  Consolidated Statements of Cash Flows

                                                                            THREE MONTHS    THREE MONTHS
                                                                               ENDED           ENDED
                                                                            DECEMBER 31,    DECEMBER 31,
                                                                                2003            2002
                                                                            (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                          $      94,882   $     (46,751)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation                                                                   27,361          20,981
   Accounts receivable                                                          (154,306)        (16,230)
   Inventories                                                                   (63,121)        (25,666)
   Prepaid expenses and other current assets                                     (10,560)         (2,780)
   Accounts payable and other current liabilities                                 55,215          19,128
   Income taxes payable                                                          (23,623)          5,981
                                                                           --------------  --------------
NET CASH USED IN OPERATING ACTIVITIES                                            (74,152)        (45,337)
                                                                           --------------  --------------

NET CASH USED IN INVESTING ACTIVITIES,
  purchases of property and equipment                                            (17,996)        (16,873)
                                                                           --------------  --------------


NET CASH USED IN FINANCING ACTIVITIES,
  repayment of borrowings                                                        (11,102)         (8,218)
                                                                           --------------  --------------

Effect of foreign exchange rate on cash                                           67,961           6,178
                                                                           --------------  --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (35,289)        (64,250)
                                                                           --------------  --------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 213,381         288,448
                                                                           --------------  --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $     178,092   $     224,198
                                                                           ==============  ==============

See accompanying notes to consolidated financial statements.

                 ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements

NOTE 1    UNAUDITED STATEMENTS

The accompanying condensed consolidated financial statements of the Company as of December 31, 2003 and for the three-month periods ended December 31, 2003 and 2002 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operations and cash flows for the interim periods. These unaudited condensed consolidated financial statements have been prepared by the Company pursuant to instructions to Form 10-QSB. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2003 audited financial statements included in the registrant's annual report on Form 10-KSB. The results of operations for the three-month period ended December 31, 2003 are not necessarily indicative of the results that may occur for the year ending September 30, 2004.

NOTE 2    NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The Statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The implementation of this standard did not have a material impact on the Company's financial position, results of operations or cash flows. In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires certain freestanding financial instruments, such as mandatory redeemable preferred stock, to be measured at fair value and classified as liabilities. The provisions of SFAS No. 150 are effective beginning July 1, 2003. The implementation of this standard did not have a material effect on the Company's financial position, results of operations or cash flows.

NOTE 3     INVENTORIES

At December 31, 2003 (unaudited) and September 30, 2003 inventories consist of the following:

                Dec 31, 2003           Sept 30, 2003
Raw materials   $     171,514          $       60,998
Finished goods        203,063                 250,458
                -------------          --------------
                $     374,577          $      311,456

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements, the notes to our financial statements and the other financial information contained elsewhere in this filing.


     OVERVIEW

We manufacture and distribute Arcoplate; a wear-resistant alloy overlay wear plate, through a patented production process. The patented process by which we manufacture Arcoplate enables us to smoothly and evenly apply overlay to a sheet of steel, creating a metallurgical bond between the alloy and the steel backing plate that is resistant to wear caused by impact and/ or abrasion. We believe that, in the mining and mineral processing industries, wear is the primary cause of down time, the period when machinery is not in operation due to wear or malfunction. We believe that our Arcoplate product line will substantially lower down time and the resulting lost production of our customers.

We also intend to commercially develop the 3-D Pipefitting Cladder process; a computer driven and software based mechanical system for depositing a profiled layer of wear resistant alloy onto interior surfaces of pipefittings, targeted for industrial use. Do to their angled and/or curved structures, material does not flow uniformly through pipefittings, meaning pipefittings generally have higher wear, resulting in a much shorter working life, than ordinary straight pipe. The 3-D Pipefitting Cladder process will enable a wear resistant alloy coating to be applied to interior surfaces of bends, elbow joints "T" sections and "Y" sections of pipefittings, where wear is most likely to occur. We have suspended development of the 3-D Pipefittings Cladder process until we resolve the problems with the alloy feeder in our new Arcoplate production machine.


     PLAN  OF  OPERATION

Our objective during the next 12 months is to expand our capacity to produce Arcoplate with the completion of additional equipment. The additional machinery will supplement our existing production equipment and will incorporate a redesigned alloy feeder, due to engineering problems with the original design of the alloy feeder, which have delayed completion of this additional machinery. We expect to commence trial production on the new machinery during the second quarter of 2004.

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

     RESULTS  OF  OPERATIONS

     FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 2002


     Sales

Alloy Steel had sales of $664,532 for the three months ended December 31, 2003, compared to $357,398 for the three months ended December 31, 2002. These sales consist solely of the sale of our Arcoplate product. Substantially all of our sales during the periods were denominated in Australian dollars. Sales were converted into U.S. dollars at the conversion rate of $ 0.71953 and $0.55824, representing the average foreign exchange rate for the three months ended December 31, 2003 and 2002, respectively.


     Gross  Profit  and  Costs  of  Sales

Alloy Steel had cost of sales of $ 316,924 for the three months ended December 31, 2003, compared to $203,703 for the three months ended December 31, 2002. The gross profit amounted to $ 347,608 for the three months ended December 31, 2003 compared to $ 153,695 for the three months ended December 31, 2002. The gross profit percentage increased to 52% from 43%, due to a higher sales level that resulted in fixed costs being a smaller percentage of cost of sales.


     Operating  Expenses

Alloy Steel had selling, general and administrative expenses of $ 274,174 for the three months ended December 31, 2003, compared to $ 223,265 for the three months ended December 31, 2002. The increase was primarily due to the change in exchange rate. The increase in marketing and engineering labor costs were offset by similar reductions of other administrative expenses.


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


     EFFECT  OF  RECENT  ACCOUNTING  PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The Statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The implementation of this standard did not have a material impact on the Company's financial position, results of operations or cash flows. In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires certain freestanding financial instruments, such as mandatory redeemable preferred stock, to be measured at fair value and classified as liabilities. The provisions of SFAS No. 150 are effective beginning July 1, 2003. The implementation of this standard did not have a material effect on the Company's financial position, results of operations or cash flows.


     ITEM 3.   CONTROLS AND PROCEDURES

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

Date:  February 14, 2004              ALLOY STEEL INTERNATIONAL, INC.


                                      By:  /s/ Alan Winduss
                                         ---------------------------------------
                                           Alan Winduss, Chief Financial Officer
                                           (Principal Financial Officer)