Form 10QSB
period 2004-03-31
ALLOY STEEL INTERNATIONAL INC
filed 2004-05-14
CIK 1127454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB


     (Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF SECURITIES EXCHANGE ACT OF
     1934

                  For the quarterly period ended MARCH 31, 2004

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


     There were 16,950,000 shares of Common Stock outstanding as of May 14, 2004.


     Transitional Small Disclosure Format (check one):  Yes [ ]   No [X]

                                               PART I
ITEM  1.     FINANCIAL  STATEMENTS
             ---------------------

                           ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                                     Consolidated Balance Sheets

                                                                        March 31,     September 30,
                                                                           2004           2003
                                                                       (unaudited)
                                  ASSETS
                                  ------
CURRENT ASSETS
Cash and cash equivalents                                              $   204,816   $      213,381
Accounts receivable, less allowance for doubtful                           265,374          203,500
accounts $28,114 in 2004 and $25,260 in 2003
Inventories                                                                343,832          311,456
Prepaid expenses and other current assets                                   66,781           31,269
                                                                       -----------------------------
TOTAL CURRENT ASSETS                                                       880,803          759,606
                                                                       -----------------------------

PROPERTY AND EQUIPMENT, net                                              1,687,111        1,501,169

OTHER ASSETS
Intangibles                                                                 90,512           90,512
                                                                       -----------------------------

TOTAL ASSETS                                                           $ 2,658,426   $    2,351,287
                                                                       =============================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

CURRENT LIABILITIES
Notes payable, current portion                                         $    62,419   $       43,664
Accounts payable and other current liabilities                             762,991          706,258
                                                                       -----------------------------
TOTAL CURRENT LIABILITIES                                                  825,410          749,922
                                                                       -----------------------------

LONG-TERM LIABILITIES
Notes payable, less current portion                                        107,543           90,494
Loan payable, related party                                                149,043          133,914
                                                                       -----------------------------
                                                                           256,586          224,408
                                                                       -----------------------------
COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value; authorized 3,000,000 shares; issued and outstanding - none
Common stock: $0.01 par value; authorized 50,000,000 shares;               169,500          169,500
16,950,000 issued and outstanding
Additional paid-in-capital                                               1,773,382        1,773,382
Accumulated other comprehensive income                                     576,406          373,352
Accumulated deficit                                                       (942,858)        (939,277)
                                                                       -----------------------------

TOTAL STOCKHOLDERS' EQUITY                                               1,576,430        1,376,957
                                                                       -----------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 2,658,426   $    2,351,287
                                                                       =============================

See  accompanying  notes  to  consolidated  financial  statements.

                        ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
             Consolidated Statements of Operations and Comprehensive Income (Loss)

                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                 MARCH 31,                   MARCH 31,
                                            2004          2003          2004          2003
                                        (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
SALES                                   $   660,312   $   545,636   $ 1,324,844   $   913,982

COST OF SALES                               437,640       317,333       754,564       527,276
                                        ------------------------------------------------------

GROSS PROFIT                                222,672       228,303       570,280       386,706

OPERATING EXPENSES
Selling, general and administrative
expenses                                    344,451       248,581       605,151       476,623
                                        ------------------------------------------------------

LOSS FROM OPERATIONS                       (121,779)      (20,278)      (34,871)      (89,917)
                                        ------------------------------------------------------

OTHER INCOME
Interest income                               2,421         3,295         4,504         6,442
Insurance recovery                            1,469             -         1,511         2,361
Export grant received                         1,314             -        20,637        18,010
Unrealized foreign exchange gain             15,418         1,830         1,944             -
Profit on disposal of plant equipment         2,694             -         2,694             -
                                        ------------------------------------------------------
                                             23,316         5,125        31,290        26,813
                                        ------------------------------------------------------

LOSS BEFORE INCOME TAXES                    (98,463)      (15,153)       (3,581)      (63,104)
Income taxes                                      -             -             -             -
                                        ------------------------------------------------------

NET LOSS                                $   (98,463)  $   (15,153)  $    (3,581)  $   (63,104)
                                        ======================================================

BASIC LOSS AND DILUTED LOSS PER
COMMON SHARE                            $    (0.006)  $    (0.001)  $    (0.000)  $    (0.004)
                                        ======================================================

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                       16,950,000    16,950,000    16,950,000    16,950,000
                                        ======================================================

COMPREHENSIVE INCOME (LOSS)

NET LOSS                                $   (98,463)  $   (15,153)  $    (3,581)  $   (63,104)

OTHER COMPREHENSIVE INCOME
  Foreign currency translation
  adjustment                                  5,733        86,536       203,054       138,592
                                        ------------------------------------------------------

COMPREHENSIVE INCOME (LOSS)             $   (92,730)  $    71,383   $   199,473   $    75,488
                                        ======================================================

See  accompanying  notes  to  consolidated  financial  statements.

                         ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                             Consolidated Statements of Cash Flows

                                                                          SIX MONTHS ENDED
                                                                              MARCH 31,
                                                                         2004          2003
                                                                     (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                             $    (3,581)  $   (63,104)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization                                           59,088        43,273
  Profit on disposal of plant equipment                                   (2,694)            -
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
  Accounts receivable                                                    (39,442)        9,981
  Inventories                                                              2,857       (65,736)
  Prepaid expenses and other current assets                               (4,121)       (3,464)
  Accounts payable and other current liabilities                          37,709        89,428
  Income taxes payable                                                   (24,100)       15,800
                                                                     --------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 25,716        26,178
                                                                     --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                       (34,114)      (27,033)
Proceeds on disposal of plant equipment                                    3,371             -
                                                                     --------------------------
NET CASH USED IN INVESTING ACTIVITIES                                    (30,743)      (27,033)

NET CASH USED IN FINANCING  ACTIVITIES,
Repayment of borrowings                                                  (25,524)      (17,081)
                                                                     --------------------------

Effect of foreign exchange rate on cash                                   21,986        19,622
                                                                     --------------------------

NET INCREASE (DECREASE) IN CASH  AND CASH EQUIVALENTS                     (8,565)        1,686

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         213,381       288,448
                                                                     --------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $   204,816   $   290,134
                                                                     ==========================

See accompanying notes to consolidated financial statements.

                 ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements

NOTE - 1 UNAUDITED STATEMENTS

The accompanying condensed consolidated financial statements of the Company as of March 31, 2004 and for the six-month and three-month periods ended March 31, 2004 and 2003 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operations and cash flows for the interim periods. These unaudited condensed consolidated financial statements have been prepared by the Company pursuant to instructions to Form 10-QSB. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2003 audited financial statements included in the registrant's annual report on form 10-KSB. The results of operations for the six-month and three-month periods ended March 31, 2004 are not necessarily indicative of the results that may occur for the year ending September 30, 2004.


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


NOTE  -  3  INVENTORIES

At March 31, 2004 (unaudited) and September 30, 2003 inventories consist of the following:

                               Mar. 31, 2004   Sept. 30, 2003
Raw materials                  $      40,380   $       60,998
Finished goods                       303,452          250,458
                               ------------------------------
                               $     343,832   $      311,456
                               ------------------------------

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
          ---------------------------------------

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements, the notes to our financial statements and the other financial information contained elsewhere in this filing.


     OVERVIEW

We manufacture and distribute Arcoplate; a wear-resistant alloy overlay wear plate, through a patented production process. The patented process by which we manufacture Arcoplate enables us to smoothly and evenly apply overlay to a sheet of steel, creating a metallurgical bond between the alloy and the steel backing plate that is resistant to wear caused by impact and/or abrasion. We believe that, in the mining and mineral processing industries, wear is the primary cause of down time, the period when machinery is not in operation due to wear or malfunction. We believe that use of our Arcoplate product line will substantially lower down time and the resulting lost production of our customers.

We also intend to commercially develop the 3-D Pipefitting Cladder process; a computer driven and software based mechanical system for depositing a profiled layer of wear-resistant alloy onto interior surfaces of pipefittings, targeted for industrial use. Due to their angled and/or curved structures, material does not flow uniformly through pipefittings, meaning pipefittings generally have higher wear, resulting in a much shorter working life, than ordinary straight pipe. The 3-D Pipefitting Cladder process will enable a wear resistant alloy coating to be applied to interior surfaces of bends, elbow joints, "T" sections and "Y" sections of pipefittings, the areas where wear is most likely to occur. We have suspended development of the 3-D Pipefitting Cladder process until we resolve the problems with the alloy feeder in our new Arcoplate production machine.


     PLAN  OF  OPERATION

Our objective during the next 12 months is to expand our capacity to produce Arcoplate with the completion of additional equipment. The additional machinery will supplement our existing production equipment and will incorporate a redesigned alloy feeder, which has delayed completion of this additional machinery. We expect to commence trial production on the new machinery during the final quarter of 2004.

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

     RESULTS  OF  OPERATIONS

     FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2004 COMPARED WITH THE THREE AND SIX MONTHS ENDED MARCH 31, 2003

     Sales

Alloy Steel had sales of $660,312 for the three months ended March 31, 2004, compared to $545,636 for the three months ended March 31, 2003. These sales consist solely of the sale of our Arcoplate product. Substantially all of our sales during the periods were denominated in Australian dollars. Sales were converted into U.S. dollars at the conversion rate of $0.764 for the three months ended March 31, 2004 and $0.575 for the three months ended March 31, 2003 representing the average foreign exchange rate for respective periods . Sales have increased compared with the three months ended March 31, 2003 primarily due to the appreciation of the Australian dollar against the U.S. dollar. Sales in Australian dollars have decreased due to the March 31, 2003 year reflecting the initial inventory supply purchased by our U.S. distributor.

Alloy Steel had sales of $1,324,844 and $913,982 for the six months ended March 31, 2004 and six months ended March 31, 2003, respectively. The increase in sales is due to the appreciation of the Australian dollar and the increase of sales to Australian domestic customers. These sales consist solely of the sale of our Arcoplate product.


     Gross Profit and Costs of Sales

Alloy Steel had cost of sales of $437,640 for the three months ended March 31, 2004, compared to $ 317,333 for the three months ended March 31, 2003. The gross profit amounted to $222,672 for the three months ended March 31, 2004 compared to $ 228,303 for the three months ended March 31, 2003. The gross profit percentage decreased from 42% to 34%. We attribute the increase in cost of sales and decrease in gross profit primarily due to material and subcontractor cost increases and the appreciation in the Australian dollar.

Alloy Steel had cost of sales of $754,564 and $527,276 for the six months ended March 31, 2004 and six months ended March 31, 2003, respectively. Alloy Steel's gross profit was $570,280 or 43% of sales, and $386,706, or 42% of sales, for the respective periods.


     Operating Expenses

     Alloy Steel had selling, general and administrative expenses of $344,451 for the three months ended March 31, 2004, compared to $248,581 for the three months ended March 31, 2003. The increase was primarily due the increase of employees involved in marketing of product in Australia and the effect of translation of the subsidiary results into U.S. dollars for reporting purposes.

     Alloy Steel had operating expenses of $605,151 and $ 476,623 for the six months ended March 31, 2004 and six months ended March 31, 2003, respectively. The increase was primarily due to the increase in the value of the Australian dollar. Our operating expenses consist primarily of management salaries, marketing expenses and travel expenses.


     Loss Before Income Taxes

     Alloy Steel's loss before taxes was $98,463 for the three months ended March 31, 2004, compared to a loss of $15,153 for the three months ended March 31, 2003.

     Alloy Steel had a net loss before income taxes of $3,581 and net loss of $ 63,104 for the six months ended March 31, 2004 and six months ended March 31, 2003, respectively.

     Net Loss

     Alloy Steel had a net loss of $98,463 or $0.006 per share, for the three months ended March 31, 2004, compared to a net loss of $15,153 or $0.001 per share for the three months ended March 31, 2003.

     Alloy Steel had a net loss of $ 3,581 or $0.000 per share, and a net loss of $ 63,104 or $ 0.004 per share, for the six months ended March 31, 2004 and six months ended March 31, 2003, respectively.


     LIQUIDITY

     For the six months ended March 31, 2004, the total cash provided by operating activities was $25,716, consisting primarily of a net loss of $3,581, depreciation and amortization of $59,088 and a decrease in accounts payable and other current liabilities of $37,709, offset by an increase in accounts receivable of $39,442 and an increase in income taxes payable of $24,100.

     As of the six months ended March 31, 2004, we had a working capital surplus of $55,393.

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

     ITEM  3.  CONTROLS  AND  PROCEDURES
               -------------------------

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), were effective.

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

Date:  May 14, 2004                    ALLOY STEEL INTERNATIONAL, INC.

                                       By: /s/ Alan Winduss
                                           -------------------------------------
                                           Alan Winduss, Chief Financial Officer
                                           (Principal Financial Officer)