Form 10QSB
period 2004-06-30
ALLOY STEEL INTERNATIONAL INC
filed 2004-08-16
CIK 1127454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

     (Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF SECURITIES EXCHANGE ACT OF
     1934

                  For the quarterly period ended June 30, 2004

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

There were 16,950,000 shares of Common Stock outstanding as of June 30, 2004.

Transitional Small Disclosure Format (check one): Yes [ ] No [X]

                                     PART I

Item 1. Financial Statements
        --------------------

                      ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                               Consolidated Balance Sheets

                                                                 June 30,     September 30,
                                                                   2004           2003
                                                                (UNAUDITED)
                                ASSETS
                                ------

CURRENT ASSETS
Cash and cash equivalents                                       $   169,445   $  213,381
Accounts receivable, less allowance for doubtful accounts
of $25,748 and $25,260 in 2004 and 2003, respectively               454,305      203,500
Inventories                                                         416,229      311,456
Prepaid expenses and other current assets                            29,067       31,269
                                                                -------------------------
TOTAL CURRENT ASSETS                                              1,069,046      759,606

PROPERTY AND EQUIPMENT, net                                       1,553,175    1,501,169

OTHER ASSETS
Intangibles                                                          90,512       90,512
                                                                -------------------------

TOTAL ASSETS                                                    $ 2,712,733   $2,351,287
                                                                =========================

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

CURRENT LIABILITIES
Notes payable, current portion                                  $    53,811   $   43,664
Accounts payable and other current liabilities                      995,214      706,258
                                                                -------------------------
TOTAL CURRENT LIABILITIES                                         1,049,025      749,922
                                                                -------------------------

LONG-TERM LIABILITIES
Notes payable, less current portion                                  88,490       90,494
Loan payable, related party                                         137,191      133,914
                                                                -------------------------
TOTAL LONG-TERM LIABILITIES                                         225,681      224,408
                                                                -------------------------

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value; authorized 3,000,000 shares;
issued and outstanding - none
Common stock: $0.01 par value; authorized 50,000,000 shares;
16,950,000 issued and outstanding                                   169,500      169,500
Additional paid-in-capital                                        1,773,382    1,773,382
Accumulated other comprehensive income                              400,057      373,352
Accumulated deficit                                                (904,912)    (939,277)
                                                                -------------------------

TOTAL STOCKHOLDERS' EQUITY                                        1,438,027    1,376,957
                                                                -------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 2,712,733   $2,351,287
                                                                =========================


See accompanying notes to consolidated financial statements.

                                     ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                         Consolidated Statements of Operations and Comprehensive Income (Loss)

                                                                   Three Months Ended           Nine Months Ended
                                                                         June 30,                    June 30,
                                                                    2004          2003          2004          2003
                                                                 (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)

Sales                                                            $   532,932   $   348,675   $ 1,857,776   $ 1,262,657

cost of sales                                                        250,606       251,737     1,005,170       779,012
                                                                 ------------------------------------------------------
Gross Profit                                                         282,326        96,938       852,606       483,645

Operating Expenses

Selling, general and administrative expenses                         248,565       238,496       853,716       715,119
                                                                 ------------------------------------------------------
Income (Loss) From Operations                                         33,761      (141,558)       (1,110)     (231,474)
                                                                 ------------------------------------------------------
Other Income
Interest income                                                        2,286         2,930         6,790         9,371
Insurance recovery (expense)                                             (96)           89         1,415         2,450
Export grant received                                                 (1,306)          681        19,331        18,691
Unrealized foreign exchange gain                                       3,471             -         5,415             -
Profit (loss) on disposal of plant
equipment                                                               (171)          134         2,523           134
                                                                 ------------------------------------------------------
                                                                       4,184         3,834        35,474        30,646
                                                                 ------------------------------------------------------

Income (Loss) Before Income Taxes                                     37,945      (137,724)       34,364      (200,828)
Income tax expense (benefit)                                               -      (188,198)            -      (188,198)
                                                                 ------------------------------------------------------
Net income (Loss)                                                $    37,945   $    50,474   $    34,364   $   (12,630)
                                                                 ======================================================


Basic income (loss) and diluted income (loss) per Common Share   $     0.002   $     0.003   $     0.002   $    (0.001)
                                                                 ======================================================

Weighted Average Common Shares Outstanding                        16,950,000    16,950,000    16,950,000    16,950,000
                                                                 ======================================================

Comprehensive Income (Loss)

Net income (Loss)                                                $    37,945   $    50,474   $    34,364   $   (12,630)

Other Comprehensive Income (Loss)
 Foreign currency translation
 adjustment                                                         (176,349)      168,232        26,705       306,824
                                                                 ------------------------------------------------------

Comprehensive Income (Loss)                                      $  (138,404)  $   218,706   $    61,069   $   294,194
                                                                 ======================================================


See  accompanying  notes  to  consolidated  financial  statements.

                        ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                             Consolidated Statements of Cash Flows


                                                                        Nine Months Ended
                                                                              June 30,
                                                                          2004         2003
                                                                      (UNAUDITED)   (UNAUDITED)

Cash Flows from Operating Activities
Net Income (Loss)                                                     $    34,364   $ (12,630)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
    Depreciation and amortization                                          84,764      66,958
    Profit on sale of plant equipment                                      (2,523)       (134)
Increase (decrease) in cash attributable to changes in operating assets and liabilities
    Accounts receivable                                                  (256,147)    (57,827)
    Inventories                                                          (102,462)    (58,301)
    Prepaid expenses and other current assets                               2,123      21,109
    Accounts payable and other current liabilities                        308,724     156,522
    Income taxes payable                                                  (12,024)   (175,878)
                                                                      ------------------------
Net Cash Provided by (used in) Operating Activities                        56,819     (60,181)
                                                                      ------------------------

Cash Flows from Investing Activities
Purchase of property and equipment                                        (69,715)    (49,718)
Proceeds on disposal of plant equipment                                     3,158         358
                                                                      ------------------------
Net Cash Used in Investing Activities                                     (66,557)    (49,360)

Net Cash Used In Financing Activities
Repayment of borrowings                                                   (37,020)    (26,982)
                                                                      ------------------------
Effect of foreign exchange rate on cash                                     2,822      49,554
                                                                      ------------------------
Net Increase (Decrease) in Cash and cash equivalents                      (43,936)    (86,969)

Cash and cash equivalents at beginning of period                          213,381     288,448
                                                                      ------------------------
Cash and cash equivalents at end of period                            $   169,445   $ 201,479
                                                                      ========================


See  accompanying  notes  to  consolidated  financial  statements.

                 ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements

Note - 1 Unaudited Statements

The accompanying condensed consolidated financial statements of the Company as of June 30, 2004 and for the nine-month and three-month periods ended June 30, 2004 and 2003 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operations and cash flows for the interim periods. These unaudited condensed consolidated financial statements have been prepared by the Company pursuant to instructions to Form 10-QSB. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2003 audited financial statements included in the registrant's annual report on form 10-KSB. The results of operations for the nine-month and three-month periods ended June 30, 2004 are not necessarily indicative of the results that may occur for the year ending September 30, 2004.


Note - 2 Income (loss) per Common Share

The Company complies with SFAS No. 128, "Earnings per Share" which requires dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has no securities or other contracts to issue common stock, basic and diluted net income (loss) per common share for the periods ended June 30, 2004 and 2003 were the same.


Note - 3 Inventories

At June 30, 2004 (unaudited) and September 30, 2003 inventories consist of the following:

                June 30, 2004   Sept. 30, 2003

Raw materials   $       53,841  $        60,998
Finished goods         362,388          250,458
                -------------------------------
                $      416,229  $       311,456
                -------------------------------

Item 2.  Management's  Discussion  and  Analysis
         ---------------------------------------

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements, the notes to our financial statements and the other financial information contained elsewhere in this filing.


Overview

We manufacture and distribute Arcoplate; a wear-resistant alloy overlay wear plate, through a patented production process. The patented process by which we manufacture Arcoplate enables us to smoothly and evenly apply overlay to a sheet of steel, creating a metallurgical bond between the alloy and the steel backing plate that is resistant to wear caused by impact and/or abrasion. We believe that, in the mining and mineral processing industries, wear is the primary cause of down time, the period when machinery is not in operation due to wear or malfunction. We believe that use of our Arcoplate product line will substantially lower down time and the resulting lost production of our customers and accordingly return a higher profit margin to the operation.

We also intend to commercially develop the 3-D Pipefitting Cladder process; a computer driven and software based mechanical system for depositing a profiled layer of wear-resistant alloy onto interior surfaces of pipefittings, targeted for industrial use. With the increased demand for Arcoplate, management has taken the decision to concentrate all available resources to increase the production capacity of Arcoplate before continuing with the 3-D Pipe Cladder process.


Plan of Operation

Our objective during the next 12 months is to expand our capacity to produce Arcoplate with the completion of additional equipment. The additional machinery will supplement our existing production equipment and will incorporate a redesigned alloy feeder, which has delayed completion of this additional machinery. Trial production on the new machinery is scheduled to commence during the final quarter of 2004.

Market penetration is being achieved through a multi-step process. At the local level, we are combining targeted marketing with advertising in trade journals, newspapers and magazines. At the international level, we are visiting international trade shows, presenting technical papers at industry conferences, and appointing distributors who are trained to present and promote Arcoplate products as a solution for wear-related problems.

Results of Operations

For the Three and Nine Months Ended June 30, 2004 Compared With the Three and Nine Months Ended June 30, 2003

Sales

Alloy Steel had sales of $532,932 for the three months ended June 30, 2004, compared to $348,675 for the three months ended June 30, 2003. These sales consist solely of the sale of our Arcoplate product. Substantially all of our sales during the periods were denominated in Australian dollars. Sales were converted into U.S. dollars at the conversion rate of $0.7162 for the three months ended June 30, 2004 and $0.5910 for the three months ended June 30, 2003 representing the average foreign exchange rate for respective periods . Sales have increased compared with the three months ended June 30, 2003 primarily due to the appreciation of the Australian dollar against the U.S. dollar.

Alloy Steel had sales of $1,857,776 and $1,262,657 for the nine months ended June 30, 2004 and nine months ended June 2003, respectively. The increase in sales is due to the appreciation of the Australian dollar and the increase of sales to Australian domestic customers. These sales consist solely of the sale of our Arcoplate product.


Gross Profit and Costs of Sales

Alloy Steel had cost of sales of $250,606 for the three months ended June 30, 2004, compared to $ 251,737 for the three months ended June 30, 2003. The gross profit amounted to $282,326 for the three months ended June 30, 2004 compared to $ 96,938 for the three months ended June 30, 2003. The gross profit percentage increased from 28% to 53%. We attribute the increase primarily due to an increase in the pricing policy of the goods sold.

Alloy Steel had cost of sales of $1,005,170 and $779,012 for the nine months ended June 30, 2004 and nine months ended June 30, 2003, respectively. Alloy Steel's gross profit was $852,606 or 46% of sales, and $483,645, or 38% of sales, for the respective periods.


Operating Expenses

Alloy Steel had selling, general and administrative expenses of $248,565 for the three months ended June 30, 2004, compared to $238,496 for the three months ended June 30, 2003.

Alloy Steel had operating expenses of $853,716 and $ 715,119 for the nine months ended June 30, 2004 and nine months ended June 30, 2003, respectively. The increase was primarily due to the increase in the value of the Australian dollar and the employment of additional marketing personnel. Our operating expenses consist primarily of management salaries, marketing and travel expenses.


Income (Loss) Before Income Taxes

Alloy Steel's income before taxes was $37,945 for the three months ended June 30, 2004, compared to a loss of $137,724 for the three months ended June 30, 2003.

Alloy Steel had a net income before income taxes of $34,364 and net loss of $200,828 for the nine months ended June 30, 2004 and nine months ended June 30, 2003, respectively.


Net Income (Loss)

Alloy Steel had a net income of $37,945 or $0.002 per share, for the three months ended June 30, 2004, compared to a net income of $50,474 or $0.003 per share for the three months ended June 30, 2003.

Alloy Steel had a net income of $ 34,364 or $0.002 per share, and a net loss of $ 12,630 or $ 0.001 per share, for the nine months ended June 30, 2004 and nine months ended June 30, 2003, respectively.

Liquidity

For the nine months ended June 30, 2004, the total cash provided by operating activities was $56,819, consisting primarily of a net income of $34,364, depreciation and amortization of $84,764 and an increase in accounts payable and other current liabilities of $308,724, offset by an increase in accounts receivable of $256,147 and an increase in inventories of $102,462.

As of the nine months ended June 30, 2004, we had a working capital surplus of $20,021.

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


Purchase or Sale of Plant and Significant Equipment

The machinery to expand our capacity to produce Arcoplate is currently being modified to rectify engineering problems in the alloy feeder and the new equipment is scheduled to begin production trials in the last quarter of 2004.

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

Item 6.  Exhibits  and  Reports  on  Form  8-K
         -------------------------------------

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

Date:  July  30,  2004                ALLOY STEEL INTERNATIONAL, INC.

                                      By: /s/ Alan Winduss
                                          --------------------------------------
                                           Alan Winduss, Chief Financial Officer
                                           (Principal  Financial  Officer)