Form 10KSB
period 2004-09-30
ALLOY STEEL INTERNATIONAL INC
filed 2005-01-13
CIK 1127454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

(Mark  One)

[X]  ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF  1934

     For the fiscal year ended September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB [X]

The issuer's revenues for the fiscal year ended September 30, 2004 was $2,986,915.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of November 30, 2004 was $5,763,000.

As of December 30, 2004, the issuer had a total of 16,950,000 shares of common stock outstanding.

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


     OVERVIEW OF BUSINESS

     We manufacture and distribute Arcoplate, a wear-resistant alloy overlay wear plate, through a patented production process. We believe that wear in the operating workplace is the largest single factor leading to production losses in the mining, mineral-processing, and steel manufacturing industries, and consequently, wear solutions are indispensable for these businesses. The wearing of metal parts is generally defined as a gradual decay or breakdown of the metal. The wear of equipment may be due to many causes and accordingly, the selection of wear plate solutions can be a relatively complex process.

     In order to minimize the effects of wear, businesses have traditionally employed such wear-combating materials as rubber compounds, ceramics, alloy castings, welded overlay wear plates, and quenched and tempered carbon steel plates. We believe that each of these materials offer a limited solution to the problem of wear. While tungsten carbide is generally recognized by the mining, mineral-processing and steel manufacturing industries as the most wear-resistant material suitable for industrial use, because of its high carbide content, we believe that the high costs associated with tungsten carbide make it impractical for most businesses. We believe that Arcoplate provides industry with solutions to most wear-related problems at a cost which is competitive with conventional welded overlay wear plates and substantially lower than tungsten carbide. In addition, we believe that the 3-D Pipefitting Cladder process we are developing, when commercially available, will provide businesses with solutions for the problem of wear and down time in pipefitting systems, reducing the costs associated with lost production and the replacement of worn pipefittings.


     ARCOPLATE

     The patented process by which we manufacture Arcoplate enables us to smoothly and evenly apply an alloy overlay to a sheet of steel, creating a metallurgical bond between the alloy and the steel backing plate that is
resistant to wear caused by impact and/or abrasion.    We believe that our
Arcoplate product line will substantially lower down time and the lost production resulting from this down time.

     Conventional welded wear plates have been used in the manufacturing, mining and construction industries for more than half a century and they are characterized by several functional limitations:

     - the tendency to separate into chips or fragments when subjected to high impact;

     -    uneven base metal dilution resulting in uneven alloy content; and

     -    rough surfaces which result in poor material flow.

     We believe Arcoplate has properties that allow it to overcome the limitations of conventional welded wear plates. Independent laboratory and field tests, have shown that Arcoplate provides a wear-resistant barrier superior to that provided by conventional single or multiple layer wear plates, because of its higher carbide content and smoother surface layer. Arcoplate wear plate sheets withstand rolling and pressing, within specified fabrication guidelines.

     The claims with respect to the properties of Arcoplate, such as bond strength, specific hardness, density, hardness, resonance and wear resistance, have been subjected to studies and testing, performed by independent laboratories, universities and other recognized testing facilities, including Aust-Amet Pty Ltd and Central Power Research Institute of Bangalore, India. Commercial fees were paid to Aust-Amet Pty Ltd while no fees were paid to the Central Power Research Institute of Bangalore.

     Arcoplate is designed for installation and use where structures and machinery frequently suffer wear problems. Common situations are:

     -    the mining of iron, gold, nickel, coal, copper and other ores;

     -    brick and cement works;

     -    power stations;

     - the manufacture of ore feed bins, transfer chutes, dredging systems and conveyor side skirts;

     -    bulldozer arms and blades; and

     -    truck tray liners and bucket loader liners.

     Arcoplate is manufactured in a range of grades designed for specific applications. Our products are designed for ease of handling and can be fabricated to suit our customers' requirements regarding shape, size, weight, and special needs. Sheets of Arcoplate can be welded together to cover large surface areas, and can be cut into a range of shapes. We also provide technical consultation services to customers and their design engineers.

     We believe that our proprietary method of manufacturing Arcoplate results in a product that has many technical advantages over conventional welded wear plates. Conventional welded wear plates are generally characterized by structural weaknesses and limited wear resistance resulting from inefficient production methods. In order to achieve a wear-resistant, flat surface, a conventional wear plate must be rolled and pressed after its layers of hardfacing have been welded together. This post production rolling and pressing can result in a weakened surface structure that cannot withstand high impact conditions. The Arcoplate process does not require post-production rolling and pressing. During the Arcoplate process, the plate is coated with the desired alloy thickness in one application, resulting in a uniform and, therefore, structurally sound surface. The Arcoplate process maintains a high carbide content in the overlay, which makes the plate more resistant to wear than a conventional welded wear plate.

     The completion of a new production machine which previously was delayed because of an engineering problem involving the alloy feeder is now undergoing final trials and will commence production when the Australian plant re-opens on January 17, 2005 after its annual shutdown, together with the continued operation of the original machine. The new machine produces a 600mm wide plate and the original machine produces a 300mm wide plate.

     Arcoplate products are currently distributed to customers in the United States, South America, India, Indonesia, Singapore, South Africa, Japan, China, Canada and other countries.

     Subsequent to the exhibition of Arcoplate at the Mining Show held in Las Vegas in September 2004, enquiries are now coming from many other countries.


     3-D PIPEFITTING CLADDER PROCESS

     We intend to commercially develop the 3-D Pipefitting Cladder process, a computer-driven and software-based mechanical system for depositing a profiled layer of wear resistant alloy onto interior surfaces of pipefittings, targeted for industrial use. Due to their angled and/or curved structures, material does not flow uniformly through pipefittings, meaning pipefittings generally have higher wear, resulting in a much shorter working life, than ordinary straight pipe. The 3-D Pipefitting Cladder process will be based upon the patented production process we use to make Arcoplate and will enable a wear resistant alloy coating to be applied to interior surfaces of bends, elbow joints, "T" sections and "Y" sections of pipefittings, where wear is most likely to occur.

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

     The development of the 3-D Pipefitting Cladder process was suspended until resolution of the problems with the alloy feeder in our new Arcoplate production machine. With the new Arcoplate production machine now completed, we intend to complete the development of the 3D Pipefitting Cladder Process.


     SALES AND MARKETING STRATEGY

     The company's objective is to become an international market leader in wear-resistant alloy steel products and to establish significant market share and brand awareness for Arcoplate, and subsequently the 3-D Pipefitting Cladder process, within the mining, mineral-processing and steel industries. We intend to accomplish our objectives by consolidating our market presence in Australia, and then developing an international market presence, focusing on China, India, South America, Brazil, Indonesia, the United States, and Canada. We believe that we can capitalize on our existing patented process for producing Arcoplate through the direct manufacture and sale of Arcoplate-based products to original equipment manufacturers and distributors worldwide. We intend to establish market presence by visiting international and domestic trade shows, presenting technical papers at industry conferences, and appointing distributors who will be trained to present and promote Arcoplate products as a solution for wear-related problems.

     We, together with our North American distributor, promoted "Arcoplate" at the September 2004 Mining Expo held in Las Vegas. The exposition of mining equipment and allied products is the largest of its kind in the world and held every four years.

     Although the booth was small, Arcoplate, the company's premium wear resistant plate, was seen on a much larger stage affixed to the blade of one of the world's biggest bulldozers, a "Caterpillar D11".

     Sales inquiries have been received from regions as widespread as Peru, India, Chile and Europe as well as multiple enquiries from users and organizations looking to be sub distributors in various American states as a result of participation at the show.

     To facilitate the marketing of Arcoplate in China, the company and Angang New Steel, the fourth largest steel manufacturer in China, have reached an agreement in principle to market Arcoplate. We have not entered into any definitive agreements in connection with this new venture, which is anticipated to commence operations in January 2005.

     In the year ended September 30, 2004 one customer each accounted individually for a factor of at least 10% of annual sales.

     We anticipate incurring increased expenditures in connection with our marketing activities. Our marketing activities are also expected to include substantial engineering support to assist in the development of products for specific customers and markets, evaluation of Arcoplate by institutions that specialize in technology analysis for this type of product; development of materials such as specification sheets and corporate brochures.

     It is intended to market Arcoplate products to consultant engineering companies both internationally and in Australia in order that they may ultimately incorporate Arcoplate materials into their equipment and plant designs. We will offer the services of our own engineering department to assist these engineers with design planning in order to optimize solutions for wear and material flow problems.


     INTELLECTUAL PROPERTY

     We believe that protection of our licensed proprietary technology and know-how is critical to the development of our business. We have obtained patents for process in United States, Mexico, Brazil, Canada, Japan, Burma, South Korea, Australia, France, Germany, Great Britain, Greece, Italy, Belgium, Netherlands and Sweden. We do not have intellectual property protection for the 3-D Pipefitting Cladder process. We cannot assure you that our existing patent rights, or any other patent rights that may be granted, will be valid and enforceable or provide us with meaningful protection from competitors. We cannot assure you that any pending patent application will issue as a patent, or that any claim thereof will provide protection against infringement. If our present or future patent rights are ineffective in protecting us against infringement, our marketing efforts and future revenues could be materially and adversely affected. In addition, if a competitor were to infringe our patent rights, the costs of enforcing our patent rights may be substantial or even prohibitive.


     RESEARCH AND DEVELOPMENT

     We are engaged in the development of new products and improvements to our existing products. Research and development is a continuing factor for the improvement and development of existing and new Arcoplate products.


     MANUFACTURING AND SUPPLY

     The raw materials we employ are principally steel and a proprietary alloy compound. We presently purchase steel and alloy materials from various suppliers. Three of our suppliers, Cometals, Integrate Industries Pty Ltd and Di Candilo Steel City, account for more than 50% of the raw material we require. They supply us with ferro chrome and mild steel plates. We also rely heavily on the use of fluxes, compounds designed to remove impurities, during the manufacturing process. We purchase our requirements for fluxes from various suppliers. We cannot assure you that we will be able to continue to obtain desired quantities of steel, alloy materials and fluxes on a timely basis at reasonable prices and upon favorable terms. We monitor the quality of our products by frequent tests and material certification, and maintain a strict internal quality control system to monitor the quality of production.


     GOVERNMENT REGULATION

     The Arcoplate manufacturing plant is subject to many laws and regulations relating to the protection of the environment. These laws and regulations impose requirements concerning, among other matters, the treatment, acceptance, identification, storage, handling, transportation and disposal of industrial by-products, hazardous and solid waste materials, waste water, air emissions, noise emissions, soil contamination, electromagnetic radiation, surface and groundwater pollution, employee health and safety, operating permit standards, monitoring and spill containment requirements, zoning, and land use. We frequently examine ways to minimize any impact on the environment and to effect cost savings relating to environmental compliance. Our management believes that we are in material compliance with all applicable environmental laws and that our products and processes do not present any unusual environmental concerns.

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


     COMPETITION

     The wear plate solutions industry is highly competitive. We compete in markets against larger multi-national companies, all of which are well-established in those markets and may have substantially greater financial and other resources than we do. Competitive market conditions could adversely affect our results of operations if we were required to reduce product prices to remain competitive. In the United States and Canada, major manufacturers of wear plates include Triton Inc. and Trimay Ltd. In Australia, major manufacturers of wear plates include Australian National Industries Ltd. and Australian Overseas Ltd. Other major manufacturers in the European Union and Asia include Vautid (Gmd.) and Duraweld.


     EMPLOYEES

     We employed 15 persons on a full-time basis and 3 contract employees as of November 30, 2004, including two executive officers, three administrative personnel, two marketing personnel and eleven manufacturing personnel. None of our employees are members of a labor union. We consider our relationship with our employees to be good. We anticipate hiring approximately 4 additional manufacturing employees in the 2005 calendar year.


ITEM 2.     DESCRIPTION OF PROPERTY.

     Our business is conducted from leased premises located at 42 Mercantile Way Malaga Western Australia.

     The current lease expires on June 30, 2005 and we have oral confirmation from the building owners that this will be extended for a further 5 years on mutually agreed terms. We believe this facility will be adequate for our needs for this period of time. The current monthly rent payable is $7,083.




ITEM 3.     LEGAL PROCEEDINGS.

     There are no material legal proceedings pending or, to our best knowledge, threatened against us.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our Annual Meeting of Stockholders on June 8, 2004. The following directors, constituting all of our directors, were elected at the meeting to serve until their respective successors are duly elected and qualified. The directors elected at the Annual Meeting received the number of votes set forth opposite their respective names, as follows:

                                    Withheld
                 For Election  Authority/Abstained
                 ------------  -------------------

Gene Kostecki      12,681,250                   --

Alan C. Winduss    12,681,250                   --

                                     PART II


ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     Our common stock is principally traded on the pink sheets, a facility maintained by Pink Sheets LLC. The following table sets forth the range of high and low bid quotations for our common stock for each calendar quarter within the last two years.

                               Bid Price   Per Share
                               ----------------------
Year ended September 30, 2004     High        Low
-----------------------------  ----------  ----------

October 1 - December 31, 2003  $     0.28  $     0.08

January 1 - March 31, 2004     $     0.25  $     0.12

April 1 - June 30, 2004        $     0.17  $     0.14

July 1 - September 30, 2004    $     0.40  $     0.13


Year ended September 30, 2003      High        Low
-----------------------------  ----------  ----------

October 1 - December 31, 2002  $     0.15  $     0.06

January 1 - March 31, 2003     $     1.01  $     0.11

April 1 - June 30, 2003        $     0.19  $     0.09

July 1 - September 30, 2003    $     0.19  $     0.10


     The above prices were obtained from Nasdaq, Inc. The quotations represent inter-dealer quotations, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

     As of November 30, 2004, there were approximately 129 holders of record of our common stock.

     Our Board of Directors may from time to time declare, and we may pay, dividends on our outstanding shares in the manner and upon the terms and conditions provided by law. To date, we have not declared or paid any dividend.

     EQUITY COMPENSATION PLANS

------------------------------------------------------------------------------------------------------
                                                                               Number of securities
                                                                             remaining available for
                        Number of securities to be     Weighted-average       future issuance under
                          issued upon exercise of      exercise price of    equity compensation plans
                           outstanding options,      outstanding options,     (excluding securities
                            warrants and rights       warrants and rights    reflected in column (a))
------------------------------------------------------------------------------------------------------
                                    (a)                       (b)                       (c)
------------------------------------------------------------------------------------------------------

Equity compensation
plans approved by                 None                        None                  2,000,000
security holders (1)
------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by              -                           -                         -
security holders
------------------------------------------------------------------------------------------------------
Total                             None                        None                  2,000,000
------------------------------------------------------------------------------------------------------

     (1) Includes our 2000 Stock Option Plan.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements, the notes to our financial statements and the other financial information contained elsewhere in this filing.


     OVERVIEW

     We manufacture and distribute Arcoplate, a wear-resistant alloy overlay wear plate, through a patented production process. This patented process by which we manufacture Arcoplate enables us to smoothly and evenly apply an alloy overlay to a sheet of mild steel, creating a metallurgical bond between the alloy and the steel backing plate that is resistant to wear caused by impact and/or abrasion. We believe that in the mining processing industries, wear is the primary cause of down time, the period of time where machinery is not in operation because of the necessity of repairs or refurbishment. We believe that our Arcoplate product line will substantially lower down time and the resulting lost production.

     We intend to commercially develop the 3-D Pipefitting Cladder process, a computer driven and software based mechanical system depositing a profiled layer of wear resistant alloy onto interior surfaces of pipe fittings, targeted for industrial use. Due to their angles and/or curved structures, material does not flow uniformly through pipe fittings, meaning pipe fittings generally have higher wear, resulting in a much shorter working life, then ordinary straight pipe. The 3-D Pipefitting Cladder process enables wear resistant alloy coating to be applied to interior surfaces of bends, elbow joints, "T" sections and "Y" sections of pipe fittings, where wear is most likely to occur. Following resolution of the alloy feeder problem with the new Arcoplate production machine we have recommenced development of this machine.


     PLAN OF OPERATION

     The additional machinery when completed and operational in January 2005 will supplement our existing production equipment. We believe that with the addition of new equipment, we will have the capacity to produce Arcoplate which will have a resale value of $10,000,000 to $12,500,000. This will be obtained by the utilization of both the new and present machines.

     We intend to achieve market penetration through a multi-step process. In Australia, we intend to combine targeted marketing with advertising in trade journals and magazines. At the international level, we intend to establish market presence by visiting international trade shows, presenting technical papers at industry conferences, and appointing distributors who will be trained to present and promote Arcoplate products as a solution for wear-related problems. We have recently appointed a distributor in America and have concluded negotiations in November 2004 for a joint venture to market

Arcoplate in China, although we have not entered into any definitive agreements in connection with this new venture in China.


     RESULTS OF OPERATIONS


     SALES

     Alloy Steel had sales of $2,986,915 for the year ended September 30, 2004, compared to sales of $1,871,500 for the year ended September 30, 2003. These sales consist solely of the sale of our Arcoplate product. Substantially all of our sales during the periods were denominated in US dollars. Sales denominated in Australian dollars were converted into U.S. dollars at the conversion rate of $0.72661 and $0.61274, representing the average foreign exchange rate for the years ended September 30, 2004 and 2003 respectively. The increase is due to an increasing market acceptance of the product and supply to new customers.


     COSTS OF SALES

     Alloy Steel had cost of sales of $1,739,059 for the year ended September 30, 2004, compared to cost of sales of $1,070,766 for the year ended September 30, 2003. The gross profit amounted to $1,247,856 compared to $800,734 for the year ended September 30, 2003. The gross profit percentage remained steady from 41.78% to 42.79% in 2004 and 2003 respectively.


     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Alloy Steel had selling, general and administrative expenses of $1,259,388 for the year ended September 30, 2004, compared to $1,000,107 in the year ended September 30, 2003. The increase was primarily due to the increased marketing and promotional activity of the company in the year ending September 30, 2004.


     INCOME BEFORE TAXES

     Our income before tax expense (benefit) was $9,825 for the year ended September 30, 2004, compared to a loss before income tax expense (benefit) of ($170,459) for the year ended September 30, 2003.


     INCOME TAXES

     Alloy Steel had income tax expense of $14,050 for the year ended September 30, 2004 compared to an income tax benefit of ($193,127) for the year ended September 30, 2003. The current year's income tax expense relates to taxes payable in Australia. The prior year income tax benefit was a result of Research and Development concessions granted by the Australian Taxation Office.


     NET LOSS

     We had net loss of $(4,225) or ($0.00) per share, for the year ended September 30, 2004, compared to a net income of $22,668 or $0.00 per share for the year ended September 30, 2003.


     LIQUIDITY

     For the year ended September 30, 2004, the net cash used in operating activities was $17,639.

      As of the year ended September 30, 2004, we had working capital of approximately $148,000.

     The Company is obligated under various contractual commitments over the next five years. The following is a summary of the five-year commitments of the Company as of September 30, 2004:

                                           LESS THAN               AFTER
                               TOTAL       1 YEAR      1-3 YEARS   4-5 YEARS   5 YEARS
CONTRACTUAL OBLIGATIONS
Long term debt                    369,636     107,629     166,900      95,107           -
Operating leases                   63,750      63,750           -           -           -
Employment agreements             124,000     124,000           -           -           -
-----------------------------------------------------------------------------------------

Total contractual obligations  $  557,386  $  295,379  $  166,900  $   95,107  $        -

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


     SIGNIFICANT CHANGES IN NUMBERS OF EMPLOYEES

     We anticipate hiring approximately four additional manufacturing employees in the next 12 months.


     CRITICAL ACCOUNTING POLICIES

     We have prepared our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America. This has required us to make estimates, judgments, and assumptions that affected the amounts we reported. Note 1 of the Notes to Consolidated Financial Statements contains the significant principles that we used to prepare our consolidated financial statements.

     We have identified several critical accounting policies that require us to make assumptions that were uncertain at the time of our estimates. Had we used different estimates and assumptions, the amounts we recorded could have been significantly different. Additionally, actual results that would have material effect on our financial condition or results of operation could be based on different assumptions or conditions. The critical accounting policies that were affected by the estimates, assumptions, and judgments used in the preparation of financial statements are listed below.


     ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The allowance of doubtful accounts is based on an evaluation of specific customer accounts in which available facts and circumstances indicate collectibility may be a problem. In addition, the allowance includes a general reserve for all customers based on historical collection experience.


     INVENTORIES

     Our inventories are recorded at the lower of cost or net realizable market, with cost based on an average cost method, which approximates the first-in, first-out basis. We periodically assess this inventory for obsolescence and potential excess by reducing the difference between our cost and the estimated market value of the inventory based on assumptions about future demand and historical sales patterns. Our inventories consist of materials and products that are subject to technological obsolescence and competitive market conditions. If market conditions or future demand are less favorable than our current expectations, additional inventory write downs or reserves may be required, and that could have an adverse effect on our reported results in the period the adjustment are made.

     LONG-LIVED ASSETS

     We review our long-lived assets for potential impairment based on a review of projected undiscounted cash flows associated with these assets. Long-lived assets are included in impairment evaluations when events and circumstances exist that indicate the carrying amount of these assets may not be recoverable. Measurement of impairment losses for long-lived assets that we expect to hold and use is based on the estimated fair value of the assets. We have recorded asset impairment charges when the carrying value of certain assets was in excess of their fair value. Should market conditions or the assumptions used by us in determining the fair value of these assets change, or management change plans for usage of certain assets, additional charges to operations may be required in the period in which such conditions occur.


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


     WE HAVE A LIMITED CUSTOMER BASE.

     At present, our customer base consists primarily of companies involved in the mining and dredging industries. Our ability to operate depends on increasing our customer base and achieving sufficient gross profit margins. We cannot assure you that we will be able to increase our customer base or to operate profitably. If any of our major customers stop or delay its purchases of our products, our revenue and profitability would be adversely affected. For the year ended September 30, 2004, 9 customers accounted for 43% of our sales. We anticipate that sales of our products to relatively few customers will continue to account for a significant portion of our revenue. If these customers cancel or delay their purchase orders, our revenue may decline. We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at the levels of previous periods or that we will be able to obtain orders from new customers. Although our financial performance depends on large orders from a key customers and resellers, we do not have binding commitments from any of them.


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

     Many of our competitors (including those identified above) are substantially larger than Alloy and have significantly greater financial, marketing, technical and manufacturing resources with more established distribution channels. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. Furthermore, some of our competitors may make strategic acquisitions or establish cooperative relationships to increase their ability to rapidly gain market share by addressing the needs of our prospective customers. These competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions. If any technology is more reliable, resistant, and less expensive or has other advantages over our technology, then the demand for our products and services would decrease, which would seriously harm our business.

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


ITEM 8.     CHANGES IN ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A.    CONTROLS AND PROCEDURES

     Our management, with the participation of our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934), as of September 30, 2004. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of that date.

ITEM 8B.     OTHER INFORMATION

     None.

                                    PART III


ITEM. 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Our present directors and executive officers are as follows:

NAME             AGE   POSITION
---------------  ---  ----------------------------------------

Gene Kostecki    59   President, Chief Executive Officer and a
                      Director

Alan C. Winduss  63   Chief Financial Officer, Secretary and a
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


     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors, and persons who beneficially own more than ten percent of a registered class of our equity securities are required by the regulations of the Commission to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to us, during the fiscal year ended September 30, 2004, our officers, directors, and greater than ten percent beneficial owners complied with all Sections 16(a) filing requirements applicable to them.

ITEM 10.     EXECUTIVE COMPENSATION.

     The following table sets forth the annual cash compensation for services rendered by our Chief Executive Officer for the fiscal year ended September 30, 2004. No other executive officer earned or secured more than $100,000 in salary and bonus for services rendered during the fiscal year ended September 30, 2004:

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION
                            -------------------------
                                                        LONG-TERM     ALL OTHER
NAME AND POSITION            YEAR    SALARY    BONUS   COMPENSATION  COMPENSATION
--------------------------  ------  --------  -------  ------------  ------------

Gene Kostecki                 2004  $150,000  $     0             -             -
President and Chief           2003  $150,000  $     0             -             -
Executive Officer             2002  $150,000  $     0             -             -

     STOCK OPTION PLAN

     In May 2000, we adopted the 2000 Stock Option Plan. The purpose of the plan is to enable us to attract, retain and motivate key employees, directors, and consultants, by providing them with stock options. Options granted under the plan may be either incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. We have reserved 2,000,000 shares of common stock for issuance under the plan. As of November 30, 2004, no options had been granted pursuant to the plan.

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


     EMPLOYMENT AGREEMENTS

     We have entered into five-year employment agreements, commencing as of October 2, 2000, with Gene Kostecki, our President and Chief Executive Officer, and Alan C. Winduss, our Chief Financial Officer and Secretary, which provide for an annual salary of $150,000 and $80,000, respectively. Effective July 2004, the agreements were amended to reduce the annual salary payable by the parent company to approximately $87,000 and $37,000, respectively. The balance of emoluments due under the contract are being paid by the Australian operating subsidiary. The employment agreements provide that each of Mr. Kostecki and Mr. Winduss are eligible to receive incentive bonus compensation, at the discretion of the Board of Directors, based on their respective performance and contributions to our success. The employment agreements provide for termination based on death, disability or voluntary resignation and each provides for severance payments upon termination in the event that there is termination without cause, if the employee terminates his employment for good reason or in the event of a change in control. The employment agreement defines "good reason" as any violation of the employment agreement by us, any reduction in the employee's salary or benefits or the assignment to the employee of duties inconsistent with his position. If the employment agreement is terminated without cause, as a result of change of control, or terminated by the employee for good reason, the amount of the severance payment will be equal to three times that average annual compensation payable under the employment agreement.


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


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of November 30 2004, the number and percentage of outstanding shares of common stock beneficially owned by:

     - each person who we know beneficially owns more than 5% of the outstanding shares of our common stock;

     -    each of our executive officers and directors; and

     -    all of our officers and directors as a group.

     Except as otherwise noted, the persons named in this table, based upon information provided by these persons, have sole voting and investment power with respect to all shares of common stock owned by them. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options or warrants held by such person that are exercisable within 60 days of December 20, 2004, but excludes shares of common stock underlying options or warrants held by any other person. Unless otherwise indicated, the address of each beneficial owner is c/o Alloy Steel, 42 Mercantile Way Malaga, P.O. Box 3087 Malaga D C 6945, Western Australia.

                                                                  PERCENTAGE
                                                                      OF
                                                                    COMMON
                                                                     STOCK
                                                       NUMBER    BENEFICIALLY
NAME OF BENEFICIAL OWNER                             OF SHARES       OWNED
---------------------------------------------------  ----------  -------------

Gene Kostecki                                        10,598,000          62.5%

Alan C. Winduss                                       1,893,250          11.2%

All officers and directors as a group (two persons)  12,491,250          74.0%

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Messrs. Gene Kostecki and Alan Winduss are both directors of Alloy Steel International, Inc. and its subsidiary, Alloy Steel Australia (Int) Pty Ltd.

     Mr. Winduss is a director of a public accounting firm Winduss & Associates Pty Ltd, which provides accounting and secretarial services to Alloy Steel's subsidiary, Alloy Steel Australia (Int.) Pty Ltd. These services are provided at normal commercial rates and conditions. The cost of these services are recovered under the fees paid by Mr. Winduss' consulting agreement.

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

     The license granted to use the Alloy process provides for royalty payments to Kenside Investments, Ltd., in an amount equal to 2% of our net sales of Arcoplate products. Our Chief Executive Officer, director and principal shareholder, Gene Kostecki controls Kenside Investments, Ltd.

     As at September 30, 2004 the Company has a non-interest bearing loan of approximately $141,742 payable to an entity controlled by Mr Gene Kostecki. The loan has no stated repayment terms and is unsecured.


ITEM 13.     EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

     (a)     Exhibits.

EXHIBIT NO.  DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------------
3.1          Certificate of Incorporation*
3.2          By-laws*
4.1          Specimen Certificate*
10.1         2000 Stock Option Plan*
10.2         License Agreement, dated May 4, 2000, between Alloy Steel and Kenside Investments, Ltd.*
10.3         Employment Agreement, dated October 2, 2000, between Alloy Steel and Gene Kostecki*
10.4         Employment Agreement, dated October 2, 2000, between Alloy Steel and Alan Winduss*
10.5         Consulting Agreement, dated October 2, 2000, between Alloy Steel and Berryhill Investments, Ltd.*
10.6         Consulting Agreement, dated October 2, 2000, between Alloy Steel and Chartreuse Nominees Pty. Ltd.*
10.7         Amended and Restated Consulting Agreement, dated October 2, 2000, between Alloy Steel and
             Persia Consulting Group, Inc.*
10.8         Consulting Agreement, dated October 2, 2000, between Alloy Steel and Ragstar Investments, Ltd.*
10.9         Consulting Agreement, dated October 2, 2000, between Alloy Steel and Alan Winduss Pty. Ltd.*
10.10        Consulting Agreement, dated October 2, 2000, between Alloy Steel and Ames Nominees Pty. Ltd.*
10.11        Lease Agreement, dated July 1, 2000, between Alloy Steel and Raglan Securities Pty. Ltd.*
10.12        Asset Purchase Agreement, dated October 2, 2000 between Alloy Steel and Collier Unit Trust*
10.13        Equipment Purchase Agreement, dated October 2, 2000, between Alloy Steel and Collier Unit Trust*
10.14        Asset Purchase Agreement, dated October 2, 2000, by and among Alloy Steel and Gene Kostecki and Alan
             Winduss*
10.15        Amendment dated July 1, 2004, to Employment Agreement between Alloy Steel and Gene Kostecki.
10.16        Amendment dated July 1, 2004, to Employment Agreement between Alloy Steel and Alan Winduss.
31.1         Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)**
31.2         Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)**
32.1         Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2         Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

    *  Previously filed.  See Exhibit Index.
   **  Filed herewith.

     (b)     Reports on Form 8-K.

     None.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The Board of Directors reviewed all services performed for the company by Rothstein Kass & Company, P.C, the company's independent auditors, for the fiscal year ended September 30, 2004, within and outside the scope of their quarterly and annual auditing function. The aggregate fees billed by the Company's independent auditors for each of the last two fiscal years are as follows:

                     2004    2003
                    ------  ------

Audit Fees          20,500  23,150

Audit-Related Fees       -       -

Tax Fees                  -    600

All Other Fees            -      -

     The fees labeled as Tax Fees above principally involved preparation of the tax return for the company. At a meeting held on October 28, 2004, the Board of Directors reviewed the non-audit services listed above and determined that such services are compatible with the continued preservation of the status of Rothsetin Kass as independent auditors.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 14, 2005            ALLOY STEEL INTERNATIONAL, INC.
                                   (Registrant)


                                   By:  /s/  Gene Kostecki
                                       ---------------------------------------
                                        Gene Kostecki
                                        President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Gene Kostecki                Director and
-----------------        President and Chief Executive         January 14, 2005
  Gene Kostecki      Officer (Principal Executive Officer)

                                  Director and
/s/ Alan c. Winduss       Chief Financial Officer and          January 14, 2005
-------------------   Secretary (Principal Financial and
  Alan C. Winduss              Accounting Officer)

                                              Alloy Steel International, Inc.

                                           Annual Report on Form 10-KSB for the
                                               Year Ended September 30, 2004

                                                       EXHIBIT INDEX


EXHIBIT NO.  DESCRIPTION
-----------  -------------------------------------------------------------------------------------------------------------
3.1          Certificate of Incorporation [Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form
             SB-2, SEC File No. 333-49146, filed on November 2, 2000, as amended (the "Registration Statement").]
3.2          By-laws [Incorporated by reference to Exhibit 3.2 to the Registration Statement.]
4.1          Specimen Certificate [Incorporated by reference to Exhibit 4.1 to the Registration Statement.]
10.1         2000 Stock Option Plan [Incorporated by reference to Exhibit 10.1 to the Registration Statement.]
10.2         License Agreement, dated May 4, 2000, between Alloy Steel and Kenside Investments, Ltd. [Incorporated by
             reference to Exhibit 10.2 to the Registration Statement.]
10.3         Employment Agreement, dated October 2, 2000, between Alloy Steel and Gene Kostecki [Incorporated by reference to Exhibit 10.3 to the Registration Statement.]
10.4         Employment Agreement, dated October 2, 2000, between Alloy Steel and Alan Winduss [Incorporated by reference to Exhibit 10.4 to the Registration Statement.]
10.5         Consulting Agreement, dated October 2, 2000, between Alloy Steel and Berryhill Investments, Ltd.
             [Incorporated by reference to Exhibit 10.5 to the Registration Statement.]
10.6         Consulting Agreement, dated October 2, 2000, between Alloy Steel and Chartreuse Nominees Pty. Ltd.
             [Incorporated by reference to Exhibit 10.6 to the Registration Statement.]
10.7         Amended and Restated Consulting Agreement, dated October 2, 2000, between Alloy Steel and Persia
             Consulting Group, Inc. [Incorporated by reference to Exhibit 10.7 to the Registration Statement.]
10.8         Consulting Agreement, dated October 2, 2000, between Alloy Steel and Ragstar Investments, Ltd.
             [Incorporated by reference to Exhibit 10.8 to the Registration Statement.]
10.9         Consulting Agreement, dated October 2, 2000, between Alloy Steel and Alan Winduss Pty. Ltd. [Incorporated by reference to Exhibit 10.9 to the Registration Statement.]
10.10        Consulting Agreement, dated October 2, 2000, between Alloy Steel and Ames Nominees Pty. Ltd.
             [Incorporated by reference to Exhibit 10.10 to the Registration Statement.]
10.11        Lease Agreement, dated July 1, 2000, between Alloy Steel and Raglan Securities Pty. Ltd. [Incorporated by
             reference to Exhibit 10.11 to the Registration Statement.]
10.12        Asset Purchase Agreement, dated October 2, 2000 between Alloy Steel and Collier Unit Trust [Incorporated by reference to Exhibit 10.12 to the Registration Statement.]
10.13        Equipment Purchase Agreement, dated October 2, 2000, between Alloy Steel and Collier Unit Trust
             [Incorporated by reference to Exhibit 10.13 to the Registration Statement.]
10.14        Asset Purchase Agreement, dated October 2, 2000, by and among Alloy Steel and Gene Kostecki and Alan
             Winduss [Incorporated by reference to Exhibit 10.14 to the Registration Statement.]
10.15        Amendment dated July 1, 2004, to Employment Agreement between Alloy Steel and Gene Kostecki.
10.16        Amendment dated July 1, 2004, to Employment Agreement between Alloy Steel and Alan Winduss.
31.1         Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2         Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1         Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C.
             1350
32.2         Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(ITEM 7)

================================================================================




INDEPENDENT AUDITORS' REPORT                                                 F-2

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheet
   September 30, 2004                                                        F-3

   Consolidated Statements of Operations
   Years Ended September 30, 2004 and 2003                                   F-4

   Consolidated Statements of Stockholders' Equity
   Years Ended September 30, 2004 and 2003                                   F-5

   Consolidated Statements of Cash Flows
   Years Ended September 30, 2004 and 2003                                   F-6

   Notes to Consolidated Financial Statements                           F-7 - 15

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Alloy Steel International, Inc.


We have audited the accompanying consolidated balance sheet of Alloy Steel International, Inc. and Subsidiary (the "Company") as of September 30, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2004, and the results of its operations and its cash flows for the years ended September 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.


                                            /s/ Rothstein, Kass & Company, P.C.


Roseland, New Jersey
December 17, 2004

                 ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                               September 30, 2004


                               ASSETS


CURRENT ASSETS
  Cash and cash equivalents                              $   42,038
  Accounts receivable, less allowance for doubtful
  accounts of $53,087                                       818,864
  Inventories                                               399,402
  Prepaid expenses and other current assets                  61,089
                                                         -----------
    Total current assets                                  1,321,393
                                                         -----------

PROPERTY AND EQUIPMENT, net                               1,616,357
                                                         -----------

OTHER ASSETS
  Other                                                       3,226
  Deferred tax assets                                        32,934
  Intangibles                                                90,512
                                                         -----------
    Total other assets                                      126,672
                                                         -----------
                                                         $3,064,422
                                                         ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Notes payable, current portion                         $  107,630
  Accounts payable and other current liabilities          1,054,919
  Income taxes payable                                       11,068
                                                         -----------
    Total current liabilities                             1,173,617
                                                         -----------

LONG-TERM LIABILITIES
  Deferred tax liabilities                                   13,134
  Notes payable, less current portion                       262,006
  Loan payable, related party                               141,742
                                                         -----------
    Total long-term liabilities                             416,882
                                                         -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, authorized 3,000,000
  shares; issued and outstanding - none
  Common stock, $.01 par value, authorized  50,000,000
  shares; issued and outstanding 16,950,000 shares          169,500
  Capital in excess of par value                          1,773,382
  Accumulated deficit                                      (943,500)
  Accumulated other comprehensive income                    474,541
                                                         -----------
    Total stockholders' equity                            1,473,923
                                                         -----------

                                                         $3,064,422
                                                         ===========

    See accompanying notes to consolidated financial statements.

                 ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended September 30, 2004 and 2003


                                                       2004          2003
                                                   ------------  ------------

SALES                                               $2,986,915    $1,871,500

COST OF SALES                                        1,739,059     1,070,766
                                                   ------------  ------------

GROSS PROFIT                                         1,247,856       800,734

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                             1,259,388     1,000,107

                                                   ------------  ------------

LOSS FROM OPERATIONS                                   (11,532)     (199,373)
                                                   ------------  ------------

OTHER INCOME (EXPENSE)
  Interest income                                        8,646        13,306
  Interest expense                                     (10,895)       (8,603)
  Insurance recovery                                     1,435         4,892
  Export grant received                                 19,611        19,181
  Profit on disposal of property and equipment           2,560           138
                                                   ------------  ------------
                                                        21,357        28,914
                                                   ------------  ------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)        9,825      (170,459)

INCOME TAX EXPENSE (BENEFIT)                            14,050      (193,127)

NET INCOME (LOSS)                                  $    (4,225)  $    22,668
                                                   ============  ============


BASIC AND DILUTED LOSS PER COMMON SHARE            $     (0.00)  $      0.00
                                                   ============  ============


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 USED IN COMPUTING BASIC AND DILUTED LOSS
 PER COMMON SHARE                                   16,950,000    16,950,000
                                                   ============  ============

         See accompanying notes to consolidated financial statements.

                                        ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            Years Ended September 30, 2004 and 2003



                                                                Common Stock         Capital
                                                            --------------------    in excess     Accumulated    Comprehensive
                                                              Shares     Amount   of par value      Deficit         Income
                                                            ----------  --------  -------------  -------------  ---------------
Balances, September 30,  2002                               16,950,000  $169,500  $   1,773,382  $   (961,943)


Net income                                                                                             22,668   $       22,668

Other comprehensive income, foreign currency
 translation adjustment                                                                                                337,971
                                                                                                                ---------------

Total comprehensive income - Year ended September 30, 2003                                                      $      360,639
                                                                                                                ===============
                                                            ----------  --------  -------------  -------------

Balances, September 30, 2003                                16,950,000   169,500      1,773,382      (939,275)

Net loss                                                                                               (4,225)  $       (4,225)

Other comprehensive income, foreign currency
 translation adjustment                                                                                                101,189
                                                                                                                ---------------

Total comprehensive income - Year ended September 30, 2004                                                      $       96,964
                                                                                                                ===============
                                                            ----------  --------  -------------  -------------

Balances, September 30, 2004                                16,950,000  $169,500  $   1,773,382  $   (943,500)
                                                            ==========  ========  =============  =============


                                                             Accumulated
                                                                Other            Total
                                                            Comprehensive    Stockholders'
                                                                Income          Equity
                                                            --------------  ---------------
Balances, September 30,  2002                               $       35,381  $    1,016,320


Net income                                                                          22,668

Other comprehensive income, foreign currency
 translation adjustment                                            337,971         337,971

Total comprehensive income - Year ended September 30, 2003

                                                            --------------  ---------------

Balances, September 30, 2003                                       373,352       1,376,959


Net loss                                                                            (4,225)

Other comprehensive income, foreign currency
 translation adjustment                                            101,189         101,189

Total comprehensive income - Year ended September 30, 2004

                                                            --------------  ---------------

Balances, September 30, 2004                                $      474,541  $    1,473,923
                                                            ==============  ===============

          See accompanying notes to consolidated financial statements.

[GRAPHIC OMITTED]            ROTHSTEIN, KASS & COMPANY, P.C.

                       ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Years ended September 30, 2004 and 2003


                                                                        2004        2003
                                                                     ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                  $  (4,225)  $  22,668
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
    Depreciation                                                       116,653      90,974
    Profit on disposal of property and equipment                        (2,560)       (138)
    Plant under construction written off                                             8,458
    Application of research and development credit
     to income taxes payable                                                      (170,448)
    Deferred income taxes                                              (20,072)
    Increase (decrease) in cash and cash equivalents
     attributable to changes in operating assets and liabilities:
      Accounts receivable                                             (611,728)    (72,184)
      Inventories                                                      (70,694)   (153,187)
      Prepaid expenses and other current assets                        (24,365)      7,886
      Accounts payable and other current liabilities                   588,132     173,538
      Income taxes payable                                              11,220
                                                                     ----------  ----------

NET CASH USED IN OPERATING ACTIVITIES                                  (17,639)    (92,433)
                                                                     ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                (104,992)    (29,059)
    Payment for deposit for investment                                  (3,270)
    Proceeds on disposal of property and equipment                       3,204         368
                                                                     ----------  ----------

NET CASH USED IN INVESTING ACTIVITIES                                 (105,058)    (28,691)

CASH FLOWS FROM FINANCING ACTIVITIES, repayment of
 borrowings                                                            (61,218)    (37,022)
                                                                     ----------  ----------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                                  12,572      83,079
                                                                     ----------  ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (171,343)    (75,067)

CASH AND CASH EQUIVALENTS, beginning of year                           213,381     288,448
                                                                     ----------  ----------

CASH AND CASH EQUIVALENTS, end of year                               $  42,038   $ 213,381
                                                                     ==========  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, cash paid during the years for:

  Income taxes                                                       $  22,902           -
                                                                     ==========  ==========

  Interest                                                           $  10,895   $   8,603
                                                                     ==========  ==========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES,
  Equipment acquired under notes payable                             $  44,120   $       -
                                                                     ==========  ==========

  Conversion of consulting fees payable to notes payable, officers   $ 242,925   $       -
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

Revenue  Recognition

The Company recognizes revenues when products are shipped and title passes to customers. Provisions are established, as appropriate, for uncollectible accounts, returns and allowances in connection with sales.

Cash  Equivalents

The Company considers all highly-liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its receivables and establishes an allowance for doubtful accounts, based on the history of past write-offs and collections and current credit conditions. Accounts are written off as uncollectible once the Company has exhausted its collection efforts.

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

Intangibles

Intangibles include intellectual property rights of $90,512, which will be amortized over the lesser of the estimated useful or economic life, or five years, commencing from the time the property rights are first commercially exploited by the Company.

Advertising

Advertising costs are charged to operations as incurred and were $25,662 and $4,365 for the years ended September 30, 2004 and 2003, respectively.

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


3.  INVENTORIES

Inventories  consist  of  the  following  at  September  30,  2004:

Raw materials   $ 119,098
Finished goods    280,304
                ---------

                $ 399,402
                =========


4.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following at September 30, 2004:

Prepaid expenses  $ 29,331
GST receivable      31,758
                  --------

                  $ 61,089
                  ========


5.  PROPERTY AND EQUIPMENT

Property  and  equipment  consists  of  the  following  at  September  30, 2004:

Plant and equipment            $   462,838
Furniture and fixtures              23,356
Vehicles                            46,386
Office and computer equipment       77,699
                               -----------
                                   610,279
Less accumulated depreciation      382,126
                               -----------
                                   228,153
Construction in progress         1,388,204
                               -----------

                               $ 1,616,357
                               ===========

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


5.   PROPERTY AND EQUIPMENT (CONTINUED)

Depreciation expense for the years ended September 30, 2004 and 2003 was approximately $117,000 and approximately $91,000, respectively.


6.  ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consist of the following at September 30, 2004:

Accounts payable and accrued expenses  $   673,344
Accrued officers salary                    188,295
Royalties payable, related party           193,280
                                       -----------

                                       $ 1,054,919
                                       ===========


7.  NOTES PAYABLE

Notes  payable  at  September  30,  2004  consists  of  the  following:

Note payable (a)       $  34,140
Note payable (b)          44,579
Note payable (c)          17,069
Note payable (d)          19,773
Note payable (e)          17,263
Note payable (f)          79,997
Note payable (g)         156,815
                       ---------
                         369,636
Less current portion     107,630
                       ---------

                       $ 262,006
                       =========


(a) The note is payable in monthly installments of $1,566 including interest at a rate of 6.6% per annum, with a final payment in November 2005. The note is collateralized by the underlying equipment.

(b) The note is payable in monthly installments of $2,147 including interest at a rate of 6.435% per annum, with a final payment in October 2005. The note is collateralized by the underlying equipment.

(c) The note is payable in monthly installments of $783 including interest at a rate of 6.6% per annum, with a final payment in November 2005. The note is collateralized by the underlying equipment.

(d) The note is payable in monthly installments of $603 including interest at a rate of 7.75% per annum, with a final payment in April 2007. The note is collateralized by the underlying equipment and is guaranteed by the officers of the Company.

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


7.  NOTES PAYABLE (CONTINUED)

(e) The note is payable in monthly installments of $393 including interest at a rate of 7.9% per annum, with a final payment in January 2009. The note is collateralized by the underlying equipment and is guaranteed by the officers of the Company.

(f) The note is payable in monthly installments of $1,438 including interest at a rate of 1% per annum, with a final payment in June 2009. The note is unsecured and is due to an officer of the Company.

(g) The note is payable in monthly installments of $2,818 including interest at a rate of 1% per annum, with a final payment in June 2009. The note is unsecured and is due to an officer of the Company.

Aggregate annual principal payments for each of the following years are as follows:

YEAR ENDING SEPTEMBER 30,
          2005                       $ 107,630
          2006                         105,474
          2007                          61,425
          2008                          55,418
          2009                          39,689
                                     ---------

                                     $ 369,636
                                     =========


8.  LOAN PAYABLE, RELATED PARTY

As of September 30, 2004, the Company has a non-interest bearing loan payable to a related party with no stated repayment terms of approximately $141,742 and is included in accounts payable and other current liabilities.

9.  INCOME TAXES

Income (loss) before income tax expense (benefit) for the years ended September 30, 2004 and 2003 were derived in the following jurisdictions:


                  2004        2003
Australia       $ 46,834   $(118,191)
US               (37,009)    (52,268)
                ---------------------

                $  9,825   $(170,459)
                =====================

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


9.  INCOME TAXES (CONTINUED)

The components of income tax expense (benefit) are as follows for the years ended September 30, 2004 and 2003:

                                           2004       2003
                        CURRENT
                          Foreign       $ 33,850   $ (193,127)
                                        ----------------------

                        DEFERRED
                          Foreign        (19,800)
                                        ----------------------

                                        $ 14,050   $ (193,127)
                                        ======================


As of September 30, 2004, the Company had US net operating loss carryforwards of approximately $1,482,000 expiring through 2024.

The components of the deferred tax assets and liabilities consist of the following at September 2004 and 2003:

                                          2004          2003

Deferred tax assets
  Net operating loss carryfowards    $  503,719    $  491,135
  Other                                  32,934
                                     ------------------------

                                        536,653       491,135
Less valuation allowance                503,719       491,135
                                     ------------------------

                                     $   32,934    $        -
                                     ========================
Deferred tax liabilities
  Other                              $  (13,134)   $        -
                                     ========================

SFAS No. 109, requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred income tax asset will not be realized. The change in the valuation allowance amounted to approximately $13,000 and $61,000 for the years ended September 30, 2004 and 2003, respectively. The ultimate realization of this deferred income tax asset depends on the Company's ability to generate sufficient taxable income in future years.

The  Company  also  has  certain  foreign  tax credits available for future use.

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


9.  INCOME TAXES (CONTINUED)

The effective tax rate in 2004 and 2003 differs from the U.S. federal statutory rate as follows:


                                                      2004    2003

U.S. federal statutory rate                           34.0%  (34.0)%
Change in valuation allowance                        128.0     35.6
Change in estimated research
and development credit                                       (114.9)
Differences between U.S. and foreign tax rates       (19.0)
                                                     ---------------

Effective tax rate                                   143.0% (113.3%)
                                                   =================


10.  STOCK OPTIONS

During 2000, the Company's Board of Directors adopted, and the stockholders approved, the 2000 stock option plan (the Plan) pursuant to which 500,000 shares of common stock were reserved for issuance upon the exercise of options granted to key employees, members of the Board of Directors and consultants of the Company. Options under the Plan may be incentive stock options, nonqualified stock options, or any combination thereof, and the Board of Directors (Committee) may grant options at an exercise price which is not less than the fair market value on the date such options are granted. The Plan further provides that the maximum period in which stock options may be exercised will be determined by the Committee, except that they may not be exercisable after ten years from the date of grant or five years from the date of grant for any person owning more than ten percent of the voting power of all classes of the Company's stock. For the years ending September 30, 2004 and 2003, there were no stock options granted.


11.  COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases its office and manufacturing space from a related party for approximately $85,000 per annum plus certain expenses (as defined in the agreement). The lease expires on June 30, 2005.

Rent expense for the years ended September 30, 2004 and 2003 was approximately $85,000 in each year.

Royalty  Agreements

The Company has a licensing agreement with a related party, which relates to the sale of all products sold. Under the terms of the agreement, the Company is required to pay royalties of 2% on the net sales of these products, calculated at the end of each quarter. The agreement expires in 2025 and has three ten-year renewal options to extend unless written notice of non-renewal is given by either party within 120 days prior to its expiration. At September 30, 2004, approximately $193,000 was payable under this agreement and is included in accounts payable and other current liabilities.

Royalty expense was approximately $57,000 and $37,000 for the years ended September 30, 2004 and 2003, respectively.

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


11.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment  Agreements

The Company has employment agreements with two of its executives, who are principal stockholders, requiring the payment of a minimum annual base compensation of approximately $80,000 and $150,000, adjusted semi-annually for increases approved by the Board of Directors, but not less than the base year amount, plus incentive compensation based on the executives performance and the Company's success. In July 2004, the agreements were amended to reduce the minimum annual base compensation to approximately $37,000 and $87,000, respectively. The agreements expire in 2005 and are automatically renewed for an additional year unless either party gives written notice of non-renewal within 180 days prior to their expiration. Approximately $171,000 and $230,000 has been expensed under these agreements in the years ended September 30, 2004 and 2003, respectively and is included in selling, general and administrative expenses.


12.  MAJOR  CUSTOMERS,  SUPPLIERS  AND  GEOGRAPHIC  INFORMATION

The Company had revenues from one and two customers for the years ended September 30, 2004 and 2003, aggregating approximately $300,000 and $817,000, respectively. Accounts receivable due from these customers were approximately $300,000 and $35,000 at September 30, 2004 and 2003, respectively.

For the years ended September 30, 2004 and 2003, the Company purchased approximately 54% and 81% of its inventories from three suppliers.

For the years ended September 30, 2004 and 2003, revenues were derived from the following:

                2004     2003

Australia         39%      29%
Americas          36%      47%
Other             25%      24%
                --------------
                 100%     100%
                ==============


13.  LIQUIDITY

The Company has suffered recurring losses from operations, has an accumulated deficit and is dependent upon its principal stockholders and their affiliated companies for financial support. Certain stockholders and affiliates have agreed to provide working capital and financial support as needed at least through October 1, 2005, by deferring payments under various agreements with the Company.