Form 10QSB
period 2004-12-31
ALLOY STEEL INTERNATIONAL INC
filed 2005-02-16
CIK 1127454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-QSB

    (Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF SECURITIES EXCHANGE ACT OF
     1934

                For the quarterly period ended DECEMBER 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     There were 16,950,000 shares of Common Stock outstanding as of February 14, 2005.

     Transitional Small Disclosure Format (check one):  Yes [ ]  No [X]

                                                  PART I
ITEM  1.  FINANCIAL STATEMENTS
          --------------------

                              ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                                        Consolidated Balance Sheets



                                                                            DECEMBER 31,    SEPTEMBER 30,
                                                                                2004            2004
                                                                            (UNAUDITED)
                                                  ASSETS
                                                  ------

CURRENT ASSETS
Cash and cash equivalents                                                  $      368,900   $       42,038
Accounts receivable, less allowance for doubtful
 accounts of $25,260                                                              332,780          818,864
Inventories                                                                       403,903          399,402
Prepaid expenses and other current assets                                          55,923           61,089
                                                                           --------------------------------
TOTAL CURRENT ASSETS                                                            1,161,506        1,321,393
                                                                           --------------------------------
PROPERTY AND EQUIPMENT, net                                                     1,768,051        1,616,357
                                                                           --------------------------------

OTHER ASSETS
Intangibles                                                                        90,512           90,512
Other                                                                               7,933            3,226
Deferred tax assets                                                                35,842           32,934
                                                                           --------------------------------
                                                                                  134,287          126,672
                                                                           --------------------------------
                                                                           $    3,063,844   $    3,064,422
                                                                           ================================

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                  ------------------------------------

CURRENT LIABILITIES
Notes payable, current portion                                             $      119,163   $      107,630
Accounts payable and other current liabilities                                    921,184        1,065,987
                                                                           --------------------------------
TOTAL CURRENT LIABILITIES                                                       1,040,347        1,173,617
                                                                           --------------------------------

LONG-TERM LIABILITIES
Notes payable, less current portion                                               254,282          262,006
Loan payable, related party                                                       154,259          141,742
Deferred tax liabilities                                                           14,294           13,134
                                                                           --------------------------------
                                                                                  422,835          416,882
                                                                           --------------------------------

                                                                                1,463,182        1,590,499
                                                                           --------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock: $0.01 par value; authorized 3,000,000 shares; issued and outstanding - none

Common Stock: $0.01 par value; authorized 50,000,000 shares; 16,950,000
issued and outstanding                                                            169,500          169,500

Additional paid-in-capital                                                      1,773,382        1,773,382
Accumulated other comprehensive income                                            628,725          474,541
Accumulated deficit                                                              (970,945)        (943,500)
                                                                           --------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                      1,600,662        1,473,923
                                                                           --------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $    3,063,844   $    3,064,422
                                                                           ================================

See accompanying notes to consolidated financial statements.

                                   ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                           Consolidated Statements of Operations And Comprehensive Income


                                                THREE MONTHS ENDED DECEMBER 31,    THREE MONTHS ENDED DECEMBER 31,
                                                             2004                               2003
                                                          (UNAUDITED)                        (UNAUDITED)
SALES                                          $                        819,026   $                         664,532

COST OF SALES                                                           541,441                             316,924
                                               --------------------------------------------------------------------

GROSS PROFIT                                                            277,585                             347,608

OPERATING EXPENSES

Selling, general and administrative expenses
                                                                        309,522                             274,174
                                               --------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                                           (31,937)                             73,434
                                               --------------------------------------------------------------------

OTHER INCOME
Interest income                                                           3,809                               2,083
Insurance recovery                                                          329                                  42
Export grant received                                                         -                              19,323
Management Fees                                                             354                                   -
                                               --------------------------------------------------------------------
                                                                          4,492                              21,448
                                               --------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAX
EXPENSE (BENEFIT)                                                       (27,445)                             94,882
Income tax expense (benefit)                                                  -                                   -
                                               --------------------------------------------------------------------
NET INCOME (LOSS)
                                               $                        (27,445)  $                          94,882
                                               --------------------------------------------------------------------

BASIC INCOME (LOSS) AND DILUTED
INCOME (LOSS) PER COMMON SHARE                 $                         (0.002)  $                           0.006
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                                          16,950,000                          16,950,000
                                               ====================================================================


COMPREHENSIVE INCOME

NET INCOME (LOSS)                              $                        (27,445)  $                          94,882

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment                                 154,184                             197,321
                                               --------------------------------------------------------------------
Comprehensive Income                           $                        126,739   $                         292,203
                                               ====================================================================

See accompanying notes to consolidated financial statements.

                              ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                                  Consolidated Statements of Cash Flows


                                                                            THREE MONTHS    THREE MONTHS
                                                                               ENDED           ENDED
                                                                            DECEMBER 31,    DECEMBER 31,
                                                                                2004            2003
                                                                            (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                          $     (27,445)  $      94,882
Adjustments to reconcile net income (loss) to net cash provided by (used
in) operating activities:
        Depreciation                                                              31,516          27,361
        Accounts receivable                                                      542,507        (154,306)
        Inventories                                                               29,890         (63,121)
        Prepaid expenses and other current assets                                 10,259         (10,560)
        Accounts payable and other current liabilities                          (195,261)         55,215
        Income taxes payable                                                           -         (23,623)
                                                                           ------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              391,466         (74,152)
                                                                           ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES,
  Purchases of property and equipment                                            (40,215)        (17,996)
  Payment for deposit for investment                                              (4,296)              -
                                                                           ------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                            (44,511)        (17,996)
                                                                           ------------------------------

NET CASH USED IN FINANCING ACTIVITIES,
  repayment of borrowings                                                        (62,881)        (11,102)
                                                                           ------------------------------

Effect of foreign exchange rate on cash                                           42,788          67,961
                                                                           ------------------------------
                                                                                 326,862         (35,289)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  42,038         213,381
                                                                           ------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $     368,900   $     178,092
                                                                           ==============================

See accompanying notes to consolidated financial statements.

                 Alloy Steel International, Inc. and Subsidiary
                 Notes to the Consolidated Financial Statements

NOTE 1 UNAUDITED STATEMENTS

The accompanying consolidated financial statements of the Company as of December 31, 2004 and for the three-month periods ended December 31, 2004 and 2003 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operations and cash flows for the interim periods. These unaudited consolidated financial statements have been prepared by the Company pursuant to instructions to Form 10-QSB. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's
September 30, 2004 audited financial statements included in the registrant's annual report on Form 10-KSB. The results of operations for the three-month period ended December 31, 2004 are not necessarily indicative of the results that may occur for the year ending September 30, 2005.

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

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs, an Amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4", in November 2004. This statement amends the guidance in ARB No. 43 Chapter 4 "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact that this statement will have on its financial statements.

NOTE  3  INVENTORIES

At December 31, 2004 (unaudited) and September 30, 2004 inventories consist of the following:

                                             Dec 31, 2004      Sept 30, 2004

Raw materials                                $        167,741  $         119,098
Finished goods                                        236,162            280,304
                                             ----------------  -----------------
                                             $        403,903  $         399,402
                                             ----------------  -----------------

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
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

We also intend to commercially develop the 3-D Pipefitting Cladder process; a computer driven and software based mechanical system for depositing a profiled layer of wear resistant alloy onto interior surfaces of pipefittings, targeted for industrial use. As the additional plant for the production of Arcoplate has been completed and is now in operation, engineering and design work for the 3-D Pipe Cladder process has recommenced.


     PLAN OF OPERATION

Now that additional production capacity is available with the completion of the new plant, our objective for the forthcoming period is to expand our market size.

We intend to achieve this market penetration through a multi-step process. At the local level, we intend to combine targeted marketing with advertising in trade journals, newspapers and magazines. At the international level, we intend to establish market presence by visiting international trade shows, presenting technical papers at industry conferences, and appointing distributors who will be trained to present and promote Arcoplate products as a solution for wear-related problems.

     RESULTS OF OPERATIONS

     FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 2003

     SALES

Alloy Steel had sales of $819,026 for the three months ended December 31, 2004, compared to $664,532 for the three months ended December 31, 2003. These sales consist solely of the sale of our Arcoplate product. Substantially all of our sales during the periods were denominated in Australian dollars. Sales were converted into U.S. dollars at the conversion rate of $ 0.75778 and $0.71953, representing the average foreign exchange rate for the three months ended December 31, 2004 and 2003, respectively.

     GROSS PROFIT AND COSTS OF SALES

Alloy Steel had cost of sales of $ 541,441 for the three months ended December 31, 2004, compared to $316,924 for the three months ended December 31, 2003. The gross profit amounted to $ 277,585 for the three months ended December 31, 2004 compared to $ 347,608 for the three months ended December 31, 2003. The gross profit percentage decreased to 34% from 52%, due to a higher level of low margin sales in the Australian market place. Margins have now been increased on all lines by raising the selling price on all contracts and reducing discounts.

     OPERATING EXPENSES

Alloy Steel had selling, general and administrative expenses of $309,522 for the three months ended December 31, 2004, compared to $ 274,174 for the three months ended December 31, 2003. The increase in marketing and engineering labor costs were the major reason for the increase.

     INCOME BEFORE TAXES

Alloy Steel's loss before taxes was $ (27,445) for the three months ended December 31, 2004 compared to a profit of $ 94,882 for the three months ended
December  31,  2003.

     NET PROFIT

Alloy Steel had a net loss of $ (27,445) or ($ 0.002) per share, for the three months ended December 31, 2004, compared to a net profit of $ 94,882 or $0.006 per share, for the three months ended December 31, 2003.

     LIQUIDITY

For the three months ended December 31, 2004, the total cash provided by operating activities was $391,466 consisting of a net loss of $27,445, a decrease in accounts payable and other current liabilities of $195,261, a decrease in inventories of $29,890, a decrease in accounts receivable of $542,507, a decrease in other assets of $10,259 and on a depreciation charge of $31,516.

As  of  December  31,  2004,  we  had  a  working  capital surplus of $ 121,159.

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

     PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT

The additional machinery to expand our capacity to produce Arcoplate is now producing product. We have no material commitments for additional financing and plan to continue with the development of the 3-D Pipefitting Cladder Process.

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

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs, an Amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4", in November 2004. This statement amends the guidance in ARB No. 43 Chapter 4 "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact that this statement will have on its financial statements.

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

Date:  February 14, 2005              ALLOY STEEL INTERNATIONAL, INC.

                                      By:  /s/  Alan Winduss
                                         -----------------------------------
                                           Alan Winduss, Chief Financial Officer
                                           (Principal Financial Officer)