Form 10QSB
period 2005-03-31
ALLOY STEEL INTERNATIONAL INC
filed 2005-05-16
CIK 1127454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-QSB


(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF SECURITIES EXCHANGE ACT OF
     1934
                  For the quarterly period ended MARCH 31, 2005

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

     There were 16,950,000 shares of Common Stock outstanding as of May 10, 2005.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                     PART I

                              FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS
             ---------------------

                           ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                                      Condensed Balance Sheets

                                                                         March 31,     September 30,
                                                                           2005            2004
                                                                        (unaudited)
                                            ASSETS
                                            ------
CURRENT ASSETS
Cash and cash equivalents                                              $   216,170   $       42,038
Accounts receivable, less allowance for doubtful
  accounts of $14,007 at March 31, 2005.                                   498,151          818,864
Inventories                                                                400,698          399,402
Prepaid expenses and other current assets                                   68,419           61,089
                                                                       -----------------------------
TOTAL CURRENT ASSETS                                                     1,183,438        1,321,393
                                                                       -----------------------------

PROPERTY AND EQUIPMENT, net                                              1,766,058        1,616,357
                                                                       -----------------------------

OTHER ASSETS
Intangibles                                                                 90,512           90,512
Other                                                                        9,349            3,226
Deferred tax assets                                                         35,388           32,934
                                                                       -----------------------------

                                                                           135,249          126,672
                                                                       -----------------------------

Total Assets                                                           $ 3,084,745   $    3,064,422
                                                                       =============================

                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------

CURRENT LIABILITIES
Notes payable, current portion                                         $   142,333   $      107,630
Accounts payable and other current liabilities                             920,251        1,065,987
                                                                       -----------------------------
TOTAL CURRENT LIABILITIES                                                1,062,584        1,173,617
                                                                       -----------------------------

LONG-TERM LIABILITIES
Notes payable, less current portion                                        232,476          262,006
Loan payable, related party                                                152,302          141,742
Deferred tax liabilities                                                    14,112           13,134
                                                                       -----------------------------
                                                                           398,890          416,882
                                                                       -----------------------------
TOTAL LIABILITIES                                                        1,461,474        1,590,499
                                                                       ============  ===============

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred Stock: $0.01 par value; authorized 3,000,000 shares; issued and outstanding - none
Common Stock: $0.01 par value; authorized 50,000,000 shares;
  16,950,000 issued and outstanding                                        169,500          169,500
Additional paid-in-capital                                               1,773,382        1,773,382
Accumulated other comprehensive income                                     605,026          474,541
Accumulated deficit                                                       (924,637)        (943,500)
                                                                       -----------------------------

TOTAL STOCKHOLDERS' EQUITY                                               1,623,271        1,473,923
                                                                       -----------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 3,084,745   $    3,064,422
                                                                       =============================

See accompanying notes to condensed financial statements.

                        ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
              Condensed Statements of Operations And Comprehensive Income (Loss)

                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                 MARCH 31,                  MARCH 31,
                                            2005          2004          2005          2004
                                        (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
SALES                                   $    856,923  $   660,312   $  1,675,949  $ 1,324,844

COST OF SALES                                513,658      437,640      1,055,099      754,564
                                        ------------------------------------------------------

GROSS PROFIT                                 343,265      222,672        620,850      570,280

OPERATING EXPENSES
Selling, general and administrative
 expenses                                    307,269      344,451        613,943      605,151
                                        ------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                 35,996     (121,779)         6,907      (34,871)
                                        ------------------------------------------------------

OTHER INCOME
Interest income                                3,480        2,421          7,289        4,504
Insurance recovery                             4,313        1,469          4,642        1,511
Export grant received                              -        1,314              -       20,637
Unrealized foreign exchange gain               2,494       15,418              -        1,944
Profit on disposal of plant equipment              -        2,694              -        2,694
Commission received                               25            -             25            -
                                        ------------------------------------------------------
                                              10,312       23,316         11,956       31,290
                                        ------------------------------------------------------

INCOME (LOSS) BEFORE INCOME
TAX EXPENSE (BENEFIT)                         46,308      (98,463)        18,863       (3,581)
Income tax expense (benefit)                       -            -              -            -
                                        ------------------------------------------------------

NET INCOME (LOSS)                       $     46,308  $   (98,463)  $     18,863  $    (3,581)
                                        ======================================================


BASIC INCOME (LOSS) AND DILUTED
INCOME (LOSS) PER COMMON SHARE          $      0.003  $    (0.006)  $      0.001  $    (0.000)
                                        ------------------------------------------------------

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                        16,950,000   16,950,000     16,950,000   16,950,000
                                        ======================================================

COMPREHENSIVE INCOME (LOSS)

NET INCOME (LOSS)                       $     46,308  $   (98,463)  $     18,863  $    (3,581)
OTHER COMPREHENSIVE INCOME
  Foreign currency translation
  adjustment                                   9,086        5,733        130,485      203,054
                                        ------------------------------------------------------

COMPREHENSIVE INCOME (LOSS)             $     55,394  $   (92,730)  $    149,348  $   199,473
                                        ======================================================

See accompanying notes to condensed financial statements.

                         ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                               Condensed Statements of Cash Flows

                                                                          SIX MONTHS ENDED
                                                                              MARCH 31,
                                                                         2005          2004
                                                                     (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                    $    18,863   $    (3,581)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation                                                           63,804        59,088
   Profit on disposal of plant equipment                                       -        (2,694)
 Increase (decrease) in cash attributable to changes in assets and liabilities:
       Accounts receivable                                               380,620       (39,442)
       Inventories                                                        28,371         2,857
       Prepaid expenses and other current assets                          11,739        (4,121)
       Accounts payable and other current liabilities                   (206,170)      (61,809)
                                                                     --------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                297,227        25,716
                                                                     --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                     (71,694)      (34,114)
  Payment for deposit for investment                                      (5,865)            -
  Proceeds on disposal of plant equipment                                      -         3,371
                                                                     --------------------------
 NET CASH USED IN INVESTING ACTIVITIES                                   (77,559)      (30,743)

NET CASH USED IN FINANCING  ACTIVITIES,
  repayment of borrowings                                               (100,798)      (25,524)
                                                                     --------------------------

  Effect of foreign exchange rate on cash                                 55,262        21,986
                                                                     --------------------------

NET INCREASE (DECREASE) IN CASH  AND CASH EQUIVALENTS                    174,132        (8,565)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          42,038       213,381
                                                                     --------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $   216,170   $   204,816
                                                                     ==========================

See accompanying notes to condensed financial statements.

                 ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                     Notes to Condensed Financial Statements

NOTE - 1 UNAUDITED STATEMENTS

The accompany condensed consolidated financial statements of the Company as of March 31, 2005 and for the six month and three-month periods ended March 31, 2005 and 2004 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operations and cash flows for the interim periods. These unaudited condensed consolidated financial statements have been prepared by the Company pursuant to instructions to Form 10-QSB. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2004 audited financial statements included in the registrant's annual report on form 10-KSB. The results of operations for the six month and three-month periods ended March 31, 2005 are not necessarily indicative of the results that may occur for the year ending September 30, 2005.


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

NOTE - 3 INVENTORIES

At March 31, 2005 (unaudited) and September 30, 2004 inventories consist of the following:

                                                    Mar 31, 2005   Sept 30, 2004
Raw materials.                                     $     126,314  $      119,098
Finished goods                                           274,384         280,304
                                                   -----------------------------
                                                   $     400,698  $      399,402
                                                   -----------------------------

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

We also intend to commercially develop the 3-D Pipefitting Cladder process, a computer driven and software based mechanical system for depositing a profiled layer of wear resistant alloy onto interior surfaces of pipefittings, targeted for industrial use. As the additional plant for the production of Arcoplate has been completed and is now in operation, engineering and design work for the 3-D Pipefitting Cladder process has recommenced.


     PLAN OF OPERATION

With additional production capacity now available (utilizing the 600MM wide plate), our objectives for the forthcoming period are to expand our market size.

We intend to achieve market penetration through a multi-step process. At the local level, we intend to combine targeted marketing with advertising in trade journals, newspapers and magazines. At the international level, we intend to establish market presence by visiting international trade shows, presenting technical papers at industry conferences, and appointing distributors and stockists who will be trained to present and promote Arcoplate products as a solution for wear-related problems.

     RESULTS OF OPERATIONS

     FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2005 COMPARED WITH THE THREE AND SIX MONTHS ENDED MARCH 31, 2004

     SALES

Alloy Steel had sales of $856,923 for the three months ended March 31, 2005, compared to $660,312 for the three months ended March 31, 2004. These sales consist solely of the sale of our Arcoplate product. Substantially all of our sales during the periods were denominated in Australian dollars. Sales were converted into U.S. dollars at the conversion rate of $0.768 for the three months ended March 31, 2005 and $0.764 for the three months ended March 31, 2004 representing the average foreign exchange rate for the respective periods.

Alloy Steel had sales of $1,675,949 and $1,324,844 for the six months ended March 31, 2005 and six months ended March 31, 2004, respectively. These sales consist solely of the sale of our Arcoplate product.


     GROSS PROFIT AND COSTS OF SALES

Alloy Steel had cost of sales of $513,658 for the three months ended March 31, 2005, compared to $437,640 for the three months ended March 31, 2004. The gross profit amounted to $343,265 for the three months ended March 31, 2005 compared to $ 222,672 for the three months ended March 31, 2004. The gross profit percentage increased from 34% to 40%. The increase in gross profit has been due to the company's review of discounting procedures to give an increased margin on the product.

Alloy Steel had cost of sales of $1,055,099 and $754,564 for the six months ended March 31, 2005 and six months ended March 31, 2004, respectively. Alloy Steel's gross profit was $620,850 or 37% of sales, and $570,280, or 43% of sales, for the respective six month periods.


     OPERATING EXPENSES

Alloy Steel had selling, general and administrative expenses of $307,269 for the three months ended March 31, 2005, compared to $344,451 for the three months ended March 31, 2004.

Alloy Steel had operating expenses of $613,943 and $605,151 for the six months ended March 31, 2005 and six months ended March 31, 2004, respectively. Our operating expenses consist primarily of management salaries, marketing expenses and travel expenses.


     INCOME BEFORE TAXES

Alloy Steel's net income before taxes was $46,308 for the three months ended March 31, 2005, compared to a net loss before taxes of $98,463 for the three months ended March 31, 2004.

Alloy Steel had net income before taxes of $18,863 and a net loss before taxes of $3,581 for the six months ended March 31, 2005 and six months ended March 31, 2004, respectively.


     NET INCOME

Alloy Steel had net income of $46,308 or $0.003 per share, for the three months ended March 31, 2005, compared to a net loss of $98,463 or $(0.006) per share for the three months ended March 31, 2004.

Alloy Steel had net income of $18,863 or $0.001 per share, and a net loss of $3,581 or $0.000 per share, for the six months ended March 31, 2005 and six months ended March 31, 2004, respectively.

     LIQUIDITY

For the six months ended March 31, 2005, net cash provided by operating activities was $297,227, consisting of net income of $18,863 depreciation and amortization of $63,804 and a decrease in accounts receivable and other current assets of $420,730 offset by a decrease in accounts payable and other current liabilities of $206,170.

As of March 31, 2005, we had a working capital surplus of $120,854.

We anticipate that the funding of our working capital needs will come primarily from the cash generated from our operations. To the extent that the cash generated from our operations is insufficient to meet our working capital needs or our needs to purchase machinery or equipment, then we will need to raise capital from the sale of securities in private offerings or loans. We have no commitments for raising capital. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

     SIGNIFICANT CHANGES IN NUMBERS OF EMPLOYEES

No significant change in the number of employees is anticipated in the next 3 months.

     PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT

The machinery to expand our capacity to produce Arcoplate is completed and operational. We have no material commitments for the additional financing for the addition of the machinery to expand our capacity to produce Arcoplate or the machinery for the 3-D Pipefitting Cladder process.

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




Date: May 16, 2005                 ALLOY STEEL INTERNATIONAL, INC.

                                   By:   /s/ Alan Winduss
                                      -------------------------------------
                                         Alan Winduss, Chief Financial Officer
                                         (Principal Financial Officer)