Form 10QSB
period 2005-06-30
ALLOY STEEL INTERNATIONAL INC
filed 2005-08-15
CIK 1127454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF
     1934

                  For the quarterly period ended JUNE 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     There were 16,950,000 shares of Common Stock outstanding as of August 10, 2005.

     Transitional Small Business Disclosure Format (check one):  Yes [_]  No [X]

                                          PART I
                                  FINANCIAL INFORMATION
                                  ---------------------
ITEM 1. FINANCIAL STATEMENTS
        --------------------

                        ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                            Condensed Consolidated Balance Sheets

                                                                   June 30,     September 30,
                                                                     2005           2004
                                                                 (unaudited)
                                           ASSETS
                                           ------
CURRENT ASSETS
Cash and cash equivalents                                        $   297,264   $       42,038
Accounts receivable, less allowance for doubtful accounts of
 13,849 at June 30, 2005 and $53,087 at September 30, 2004.          434,819          818,864
Inventories                                                          466,093          399,402
Prepaid expenses and other current assets                             61,167           61,089
                                                                 -----------------------------
TOTAL CURRENT ASSETS                                               1,259,343        1,321,393
                                                                 -----------------------------

PROPERTY AND EQUIPMENT, net                                        1,741,022        1,616,357
                                                                 -----------------------------

OTHER ASSETS
Intangibles                                                           90,512           90,512
Other                                                                  9,244            3,226
Deferred tax assets                                                   34,988           32,934
                                                                 -----------------------------

                                                                     134,744          126,672
                                                                 -----------------------------

TOTAL ASSETS                                                     $ 3,135,109   $    3,064,422
                                                                 =============================

                                                                 =============================
                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------
CURRENT LIABILITIES
Notes payable, current portion                                   $   126,571   $      107,630
Accounts payable and other current liabilities                     1,020,215        1,065,987
                                                                 -----------------------------
TOTAL CURRENT LIABILITIES                                          1,146,786        1,173,617
                                                                 -----------------------------

LONG-TERM LIABILITIES
Notes payable, less current portion                                  200,408          262,006
Loan payable, related party                                          150,581          141,742
Deferred tax liabilities                                              13,953           13,134
                                                                 -----------------------------
                                                                     364,942          416,882
                                                                 -----------------------------
TOTAL LIABILITIES                                                  1,511,728        1,590,499
                                                                 =============================

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred Stock: $0.01 par value; authorized 3,000,000 shares;
 issued and outstanding - none
Common Stock: $0.01 par value; authorized 50,000,000 shares;
 16,950,000 issued and outstanding                                   169,500          169,500
Additional paid-in-capital                                         1,773,382        1,773,382
Accumulated other comprehensive income                               582,900          474,541
Accumulated deficit                                                 (902,401)        (943,500)
                                                                 -----------------------------

TOTAL STOCKHOLDERS' EQUITY                                         1,623,381        1,473,923
                                                                 -----------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 3,135,109   $    3,064,422
                                                                 =============================

See accompanying notes to condensed consolidated financial statements.

                              ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
               Condensed Consolidated Statements of Operations And Comprehensive Income (Loss)

                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         JUNE 30,                      JUNE 30,
                                                   2005           2004           2005           2004
                                                (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
SALES                                          $    924,178   $    532,932   $  2,600,127   $  1,857,776

COST OF SALES                                       573,017        250,606      1,628,116      1,005,170
                                               ----------------------------------------------------------

GROSS PROFIT                                        351,161        282,326        972,011        852,606

OPERATING EXPENSES
Selling, general and administrative expenses        337,287        248,565        938,435        853,716
                                               ----------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                        13,874         33,761         33,576         (1,110)
                                               ----------------------------------------------------------

OTHER INCOME (EXPENSE)
Interest income                                       3,110          2,286         10,399          6,790
Insurance recovery                                        -            (96)         4,642          1,415
Export grant received                                     -         (1,306)             -         19,331
Unrealized foreign exchange gain                      5,252          3,471         (7,543)         5,415
Profit on disposal of plant equipment                     -           (171)             -          2,523
Commission received                                       -              -             25              -
                                               ----------------------------------------------------------
                                                      8,362          4,184          7,523         35,474
                                               ----------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAX
EXPENSE (BENEFIT)                                    22,236         37,945         41,099         34,364
Income tax expense (benefit)                              -              -              -              -
                                               ----------------------------------------------------------

NET INCOME (LOSS)                              $     22,236   $     37,945   $     41,099   $     34,364
                                               ==========================================================

BASIC INCOME (LOSS) AND DILUTED
INCOME (LOSS) PER COMMON SHARE                 $      0.001   $      0.002   $      0.002   $      0.002
                                               ----------------------------------------------------------

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                      16,950,000     16,950,000     16,950,000     16,950,000
                                               ==========================================================

COMPREHENSIVE INCOME (LOSS)

NET INCOME (LOSS)                              $     22,236   $     37,945   $     41,099   $     34,364
OTHER COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation adjustment           (22,126)      (176,349)       108,359         26,705
                                               ----------------------------------------------------------

COMPREHENSIVE INCOME (LOSS)                    $        110   $   (138,404)  $    149,458   $     61,069
                                               ==========================================================

See accompanying notes to condensed consolidated financial statements.

                             ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                            Condensed Consolidated Statements of Cash Flows


                                                                                NINE MONTHS ENDED
                                                                                    JUNE 30,
                                                                               2005           2004
                                                                            (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                          $     41,099   $     34,364
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation                                                                   96,384         84,764
  Profit on disposal of plant equipment                                               -         (2,523)
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
    Accounts receivable                                                         439,026       (256,147)
    Inventories                                                                 (42,152)      (102,462)
    Prepaid expenses and other current assets                                    18,340          2,123
    Accounts payable and other current liabilities                              (73,986)       308,724
    Income taxes payable                                                        (26,395)       (12,024)
                                                                           ----------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       452,316         56,819
                                                                           ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                            (99,148)       (69,715)
  Payment for deposit for investment                                             (5,868)             -
  Proceeds on disposal of plant equipment                                             -          3,158
                                                                           ----------------------------
NET CASH USED IN INVESTING ACTIVITIES                                          (105,016)       (66,557)
                                                                           ----------------------------

NET CASH USED IN FINANCING  ACTIVITIES,
  Repayment of borrowings                                                      (186,630)       (37,020)
                                                                           ----------------------------

  Effect of foreign exchange rate changes on cash and cash equivalents           94,556          2,822
                                                                           ----------------------------

NET INCREASE (DECREASE) IN CASH  AND CASH EQUIVALENTS                           255,226        (43,936)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 42,038        213,381
                                                                           ----------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $    297,264   $    169,445
                                                                           ============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION, CASH PAID FOR INTEREST   $      8,144   $      6,086
                                                                           ============================

See accompanying notes to condensed consolidated financial statements.

                 ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements

NOTE - 1  UNAUDITED  STATEMENTS

The accompany condensed consolidated financial statements of the Company as of June 30, 2005 and for the nine-month and three-month periods ended June 30, 2005 and 2004 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operations and cash flows for the interim periods. These unaudited condensed consolidated financial statements have been prepared by the Company pursuant to instructions to Form 10-QSB. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2004 audited financial statements included in the registrant's annual report on Form 10-KSB. The results of operations for the nine-month and three-month periods ended June 30, 2005 are not necessarily indicative of the results that may occur for the year ending September 30, 2005.


NOTE - 2  NEW  ACCOUNTING  PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Accounting for Stock-Based Compensation (Revised)". SFAS No. 123(R) supersedes APB No. 25 and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award during the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Company has not completed its evaluation of SFAS No. 123(R) but expects that the adoption of this new standard, which will take effect January 1, 2006, will not have a material impact on the operating results of the Company.

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

NOTE - 3  INVENTORIES

At June 30, 2005 (unaudited) and September 30, 2004 inventories consisted of the following:

                June 30, 2005   Sept 30, 2004
Raw materials   $      145,251  $      119,098
Finished goods         320,842         280,304
                ------------------------------
                $      466,093  $      399,402
                ------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        ------------------------------------

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements, the notes to our financial statements and the other financial information contained elsewhere in this filing.


     OVERVIEW

We manufacture and distribute Arcoplate, a wear-resistant alloy overlay wear plate, through a patented production process. The patented process by which we manufacture Arcoplate enables us to smoothly and evenly apply overlay to a sheet of steel, creating a metallurgical bond between the alloy and the steel backing plate that is resistant to wear caused by impact and/ or abrasion. We believe that, in the mining and mineral processing industries, wear is the primary cause of down time, the period when machinery is not in operation due to wear or malfunction. We believe that use of our Arcoplate product line will substantially lower down time and the resulting lost production of our customers and accordingly return a higher profit margin to the company.

We also intend to commercially develop the 3-D Pipefitting Cladder process, a computer driven and software based mechanical system for depositing a profiled layer of wear resistant alloy onto interior surfaces of pipefittings, targeted for mining and dredging use. As the additional plant for the production of Arcoplate has been completed and is now in operation, engineering and design work for the 3-D Pipefitting Cladder process is proceeding.

     PLAN OF OPERATION

With additional production capacity now available (utilizing the 600MM wide plate), our objectives for the forthcoming period are to expand our market size both locally and internationally.

We intend to achieve market penetration through a multi-step process. At the local level, we intend to combine targeted personal sales contacts with advertising in trade journals and magazines. At the international level, we intend to establish market presence by visiting international trade shows, presenting technical papers at industry conferences, and appointing distributors and stockists who will be trained to present and promote Arcoplate products as a solution for wear-related problems.

     RESULTS OF OPERATIONS

     FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2005 COMPARED WITH THE THREE AND NINE MONTHS ENDED JUNE 30, 2004

     SALES

Alloy Steel had sales of $924,178 for the three months ended June 30, 2005, compared to $532,932 for the three months ended June 30, 2004. These sales consist solely of the sale of our Arcoplate product. Substantially all of our sales during the periods were denominated in Australian dollars. Sales were converted into U.S. dollars at the conversion rate of $0.768 for the three months ended June 30, 2005 and $0.716 for the three months ended June 30, 2004 representing the average foreign exchange rate for the respective periods.

Alloy Steel had sales of $2,600,127 and $1,857,776 for the nine months ended June 30, 2005 and nine months ended June 30, 2004, respectively. These sales consist solely of the sale of our Arcoplate product.

The sales increase as achieved has come about due to increased acceptance of the product in the market place and new users placing orders.


     GROSS PROFIT AND COSTS OF SALES

Alloy Steel had cost of sales of $573,017 for the three months ended June 30, 2005, compared to $250,606 for the three months ended June 30, 2004. The gross profit amounted to $351,161 for the three months ended June 30, 2005 compared to $282,326 for the three months ended June 30, 2004. The gross profit percentage decreased from 53% to 38%. The decrease in gross profit percentage is primarily attributable to competitive pricing (not discounts) in certain market areas and increase in raw material costs.

Alloy Steel had cost of sales of $1,628,116 and $1,005,170 for the nine months ended June 30, 2005 and nine months ended June 30, 2004, respectively. Alloy Steel's gross profit was $972,011 or 37% of sales, and $852,606 or 46% of sales, for the respective nine month periods.


     OPERATING EXPENSES

Alloy Steel had selling, general and administrative expenses of $337,287 for the three months ended June 30, 2005, compared to $248,565 for the three months ended June 30, 2004.

Alloy Steel had operating expenses of $938,435 and $853,716 for the nine months ended June 30, 2005 and nine months ended June 30, 2004, respectively. Our operating expenses consist primarily of management salaries, marketing expenses and travel expenses. The company also employed additional marketing personnel in this period.


     INCOME BEFORE TAXES

Alloy Steel's net income before taxes was $22,236 for the three months ended June 30, 2005, compared to $37,945 for the three months ended June 30, 2004.

Alloy Steel had net income before taxes of $41,099 and $34,364 for the nine months ended June 30, 2005 and nine months ended June 30, 2004, respectively.


     NET INCOME

Alloy Steel had net income of $22,236 or $0.001 per share, for the three months ended June 30, 2005, compared to $37,945 or $ 0.002 per share for the three months ended June 30, 2004.

Alloy Steel had net income of $41,099 or $0.002 per share, and $34,364 or $0.002 per share, for the nine months ended June 30, 2005 and nine months ended June 30, 2004, respectively.

     LIQUIDITY

For the nine months ended June 30, 2005, net cash provided by operating activities was $452,316, consisting of net income of $41,099, depreciation and amortization of $96,384 and a decrease in accounts receivable and other current assets of $415,214 offset by a decrease in accounts payable and other current liabilities of $100,381.

As of June 30, 2005, we had a working capital surplus of $112,557.

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


     PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT

The machinery to expand our capacity to produce Arcoplate is completed and operational. We have no material commitments for the additional financing to purchase or construct machinery to expand our capacity to produce Arcoplate or the machinery for the 3-D Pipefitting Cladder process.

     EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Accounting for Stock-Based Compensation (Revised)". SFAS No. 123(R) supersedes APB No. 25 and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award during the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Company has not completed its evaluation of SFAS No. 123(R) but expects that the adoption of this new standard, which will take effect January 1, 2006, will not have a material impact on the operating results of the Company.

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


Date:  August 10, 2005             ALLOY STEEL INTERNATIONAL, INC.

                                   By:     /s/ Alan Winduss
                                      ------------------------------------------
                                           Alan Winduss, Chief Financial Officer
                                           (Principal Financial Officer)