Form 10KSB
period 2005-09-30
ALLOY STEEL INTERNATIONAL INC
filed 2005-12-28
CIK 1127454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                              For the fiscal year ended September 30, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes: [X] No: [ ]

The issuer's revenues for the fiscal year ended September 30, 2005 was $3,620,457.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of November 30, 2005 was $8,475,000.

As of November 30, 2005, the issuer had a total of 16,950,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [ ]          No [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes: [ ] No: [X]

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

     This filing contains forward-looking statements, including statements regarding, among other things, (a) Alloy Steel's projected sales and profitability, (b) Alloy Steel's growth strategies, (c) anticipated trends in Alloy Steel's industry, (d) Alloy Steel's future financing plans and (e) Alloy Steel's anticipated needs for working capital. These statements may be found under "Management's Discussion and Analysis or Plan of Operation" and "Description of Business," as well as in this filing generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, Alloy Steel will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made not misleading.


ITEM 1.   DESCRIPTION OF BUSINESS.

     Alloy Steel International, Inc. was incorporated in Delaware in May 2000. Our principal executive office is located at 42 Mercantile Way, Malaga, Western Australia 6945. Our telephone number is +61 (8) 9248 3188, our facsimile is +61
(8) 9248 3166. Our Email is info@alloysteel.net and our Internet address is www.alloysteel.net.


     OVERVIEW OF BUSINESS

     We manufacture and distribute Arcoplate, a wear-resistant alloy overlay wear plate produced through a patented process. We believe that wear is the largest single factor leading to production losses in the mining, mineral-processing, and steel manufacturing industries. Consequently, wear solutions are indispensable for these businesses. The wearing of metal parts is generally defined as a gradual decay or breakdown of the metal. This wear of equipment may be due to many causes and accordingly, the selection of wear plate solutions can be a relatively complex process.

     In order to minimize the effects of wear, businesses have traditionally employed such wear-combating materials as rubber compounds, ceramics, alloy castings, welded overlay wear plates, and quenched and tempered carbon steel plates. We believe that each of these materials offer a limited solution to the problem of wear. While tungsten carbide is generally recognized by the mining, mineral-processing and steel manufacturing industries as the most wear-resistant material suitable for industrial use, because of its high carbide content, we believe that the high costs associated with tungsten carbide make it impractical for most businesses. We believe that Arcoplate provides industry with solutions to most wear-related problems at a cost which is competitive with conventional welded overlay wear plates and substantially lower than tungsten carbide. In addition, the 3-D Pipefitting Cladder process which we are developing, will provide business with solutions for the problem of wear and down time in pipefitting systems.


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

     We believe Arcoplate has properties that allow it to overcome the limitations of conventional welded wear plates. Independent laboratory and field tests, have shown that Arcoplate provides a wear-resistant barrier superior to that provided by conventional single or multiple-layer wear plates. This is because of its higher carbide content and smoother surface layer. Arcoplate wear plate sheets also can withstand rolling and pressing, within specified fabrication guidelines.

     The claims with respect to the properties of Arcoplate, such as bond strength, specific hardness, density, hardness, resonance and wear resistance, have been subjected to studies and testing, by independent laboratories, universities and other recognized testing facilities, including Aust-Amet Pty Ltd and Central Power Research Institute of Bangalore, India. Commercial fees were paid to Aust-Amet Pty Ltd while no fees were paid to the Power Research Institute of Bangalore.

     Arcoplate is designed for installation and use where structures and machinery suffer wear and "hangup" problems. Common situations are:

     -    the mining of iron, gold, nickel, coal, copper and other ores;

     -    brick and cement works;

     -    power stations;

     - the manufacture of ore feed bins, transfer chutes, dredging systems and conveyor side skirts;

     -    bulldozer arms and blades; and

     -    truck tray liners and bucket loader liners.

     Arcoplate is manufactured in a range of grades designed for specific applications. Our products are designed for ease of handling and can be fabricated to suit our customers' specific requirements of shape, size and weight. Sheets of Arcoplate can be welded together to cover large surface areas. We also provide technical consultation services to customers and their design engineers.

     We believe that our proprietary method of manufacturing Arcoplate results in a product that has many technical advantages over conventional welded wear plates. Conventional welded wear plates are generally characterized by structural weaknesses and limited wear resistance resulting from inefficient production methods. In order to achieve a wear-resistant, flat surface, a conventional wear plate must be rolled and pressed after its layers of hardfacing have been welded together. This post-production rolling and pressing can result in a weakened surface structure that cannot withstand high impact conditions. The Arcoplate process does not require post-production rolling and pressing. During the Arcoplate process, the plate is coated with the desired alloy thickness in one application, resulting in a uniform and, therefore, structurally sound surface. The Arcoplate process maintains a high carbide content in the overlay, which makes the plate more wear resistant than conventional welded wear plate.

     The new production machine commenced operations in July 2005. The new machine produces a 600mm wide plate and the original machine produces a 300mm wide plate. The 300mm wide machine is currently being refurbished and will be used for production, research and development purposes.

     Arcoplate products are currently distributed to customers in the United States, South America, India, Indonesia, Singapore, South Africa, Japan, China, Canada, Malaysia and other countries.


     3-D PIPEFITTING CLADDER PROCESS

     We have recommenced the development of the 3-D Pipefitting Cladder process. This is a computer-driven and software-based mechanical system for depositing a profiled layer of wear resistant alloy onto interior surfaces of pipefittings, used in the dredging, mining, mineral processing, coat-fired power generation, cement manufacturing, and oil refinery industries. Due to their angled and/or curved structures, material does not flow uniformly through pipe fittings, meaning pipe fittings generally have higher wear, resulting in a much shorter working life, than ordinary straight pipe.

     The 3-D Pipefitting Cladder process under development is based upon the patented production process we use to make Arcoplate and will enable a wear resistant alloy coating to be applied to interior surfaces of pipe fittings at the point where wear is most likely to occur. We believe that the 3-D Pipefitting Cladder process will overcome many of the problems associated with pipe fitting wear and greatly reduce production losses due to down time and pipe replacement.

     With the new Arcoplate production machine now completed and operational, engineering time is now being spent on development of the 3-D Pipefitting Cladder process.


     SALES AND MARKETING STRATEGY

     The company's objective is to become an international market leader in wear-resistant alloy steel products and to establish significant market share and brand awareness for Arcoplate, and subsequently the 3-D Pipefitting Cladder process, within the mining, mineral-processing and steel industries. We believe that we can capitalize on our existing patented process for producing Arcoplate through the direct manufacture and sale of Arcoplate-based products to original equipment manufacturers and distributors worldwide. We intend to establish market presence by visiting international and domestic trade shows, presenting technical papers at industry conferences, and appointing distributors who will be trained to present and promote Arcoplate products as a solution for wear-related problems. The company is also looking at the feasibility of licensing the process of Arcoplate production in certain countries to stimulate growth.

     To facilitate the marketing of Arcoplate in China, one of the largest markets in the world, we are still negotiating with potential joint venture partners. The proposed joint venture with Angng New Steel has not progressed because of commercial differences between the parties. In the interim, we have been selling direct to end users in China.

     In the year ended September 30, 2005, one customer accounted individually for at least 10% of our annual sales.

     We anticipate incurring increased expenditures in connection with our marketing activities. Our marketing activities are also expected to include substantial engineering support to assist in the development of products for specific customer requirements, certain markets and further development of specification sheets and corporate brochures.

     We intend to market Arcoplate products to consultant engineering companies both internationally and in Australia in order that they may ultimately incorporate Arcoplate materials into their equipment and plant designs. We will offer the services of our own engineering department to assist these engineers with design planning to optimize solutions for wear and material flow situations.


     INTELLECTUAL PROPERTY

     We believe that protection of our licensed proprietary technology and know-how is critical to the development of our business. We have obtained patents for process in United States, Mexico, Brazil, Canada, Japan, Burma, South Korea, Australia, France, Germany, Great Britain, Greece, Italy, Belgium, Netherlands and Sweden. We do not yet have intellectual property protection for the 3-D Pipefitting Cladder process. We cannot assure you that our existing patent rights, or any other patent rights that may be granted, will be valid and enforceable or provide us with meaningful protection from competitors. We cannot assure you that any pending patent application will issue as a patent, or that any claim thereof will provide protection against infringement. If our present or future patent rights are ineffective in protecting us against infringement, our marketing efforts and future revenues could be materially and adversely affected. In addition, if a competitor were to infringe our patent rights, the costs of enforcing our patent rights may be substantial or even prohibitive.

     RESEARCH AND DEVELOPMENT

     We are continually engaged in the development of new products and improvements to our existing products.


     MANUFACTURING AND SUPPLY

     The raw materials we employ are principally steel and a proprietary alloy compound. We presently purchase steel plate and alloy materials from various suppliers. Four of our suppliers, Cometals, Integrate Industries Pty Ltd, Intersteel and Di Candilo Steel City, account for more than 70% of the raw material we require. We also rely heavily on the use of fluxes, compounds designed to remove impurities, during the manufacturing process. We purchase our requirements for fluxes from various suppliers. We cannot assure you that we will be able to continue to obtain desired quantities of steel, alloy materials and fluxes on a timely basis at reasonable prices and upon favorable terms. We monitor the quality of our products by frequent tests and material certification, and maintain a strict internal quality control system to monitor the quality of production.


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


     COMPETITION

     The wear plate solutions industry is highly competitive. We compete in markets against larger multi-national companies, all of which are well-established and may have substantially greater financial and other resources than us. Competitive market conditions could adversely affect our results of operations if we were required to reduce product prices to remain competitive. In the United States and Canada, major manufacturers of wear plates include Triton Inc. and Trimay Ltd. In Australia, major manufacturers of wear plates include Australian National Industries Ltd. and Australian Overseas Ltd. Other major manufacturers in the European Union and Asia include Vautid (Gmd.) and Duraweld.


     EMPLOYEES

     We employed eighteen persons on a full-time basis and three contract employees as of November 30, 2005, including two executive officers, four administrative personnel, three marketing personnel and nine manufacturing personnel. None of our employees are members of a labor union. We consider our relationship with our employees to be good. We do not anticipate hiring additional manufacturing employees in the 2006 calendar year.

ITEM 2.   DESCRIPTION OF PROPERTY.

     Our business is conducted from leased premises located at 42 Mercantile Way Malaga Western Australia.

     This lease has been extended for a further five years at the current rental of $7,083 per calendar month until June 2010.


ITEM 3.   LEGAL PROCEEDINGS.

     There are no material legal proceedings pending or, to our best knowledge, threatened against us.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We held our Annual Meeting of Stockholders on June 8, 2005. The only director nominee standing for election, Patrick Joseph O'Neil, was withdrawn before the meeting.

PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

     Our common stock is traded on the Over the Counter Bulletin Board. The following table sets forth the range of high and low bid quotations for our common stock for each calendar quarter within the last two years.

                                           Bid Price Per Share
                                         ----------------------
          Year ended September 30, 2005     High         Low
          -----------------------------  ----------  ----------
          October 1 - December 31, 2004  $     0.40  $     0.20

          January 1 - March 31, 2005     $     0.84  $     0.28

          April 1 - June 30, 2005        $     0.50  $     0.20

          July 1 - September 30, 2005    $     0.19  $     0.18


          Year ended September 30, 2004     High         Low
          -----------------------------  ----------  ----------

          October 1 - December 31, 2003  $     0.28  $     0.08

          January 1 - March 31, 2004     $     0.25  $     0.12

          April 1 - June 30, 2004        $     0.17  $     0.14

          July 1 - September 30, 2004    $     0.40  $     0.13


     The above prices were obtained from Nasdaq, Inc. The quotations represent inter-dealer quotations, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

     As of November 30, 2005, there were approximately 131 holders of record of our common stock.

     Our Board of Directors may from time to time declare, and we may pay, dividends on our outstanding shares in the manner and upon the terms and conditions provided by law. To date, we have not declared or paid any dividend.

     EQUITY COMPENSATION PLANS

------------------------------------------------------------------------------------------------------
                                                                               Number of securities
                                                                             remaining available for
                        Number of securities to be     Weighted-average       future issuance under
                          issued upon exercise of      exercise price of    equity compensation plans
                           outstanding options,      outstanding options,     (excluding securities
                            warrants and rights       warrants and rights    reflected in column (a))
----------------------  ---------------------------  ---------------------  --------------------------
                                    (a)                       (b)                      (c)
----------------------  ---------------------------  ---------------------  --------------------------
  Equity compensation
   plans approved by               None                      None                   2,000,000
 security holders (1)
----------------------  ---------------------------  ---------------------  --------------------------
 Equity compensation
plans not approved by                -                         -                        -
   security holders
----------------------  ---------------------------  ---------------------  --------------------------

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

     We are commercially developing the 3-D Pipefitting Cladder process, a computer driven and software based mechanical system depositing a profiled layer of wear resistant alloy onto interior surfaces of pipe fittings, targeted for industrial use. Due to their angles and/or curved structures, material does not flow uniformly through pipe fittings, meaning pipe fittings generally have higher wear, resulting in a much shorter working life, than ordinary straight pipe. The 3-D Pipefitting Cladder process enables wear resistant alloy coating to be applied to interior surfaces of bends, elbow joints, "T" sections and "Y" sections of pipe fittings, where wear is most likely to occur. This is expected to be in production by January 2007.


     PLAN OF OPERATION

     We intend to achieve market penetration through a multi-step process. In Australia, we intend to combine targeted marketing with advertising in trade journals and magazines. At the international level, we intend to establish market presence by visiting international trade shows, presenting technical papers at industry conferences, and appointing distributors who will be trained to present and promote Arcoplate products as a solution for wear-related problems. We are presently looking at the feasibility of licensing the production of Arcoplate in certain countries and market areas.

     RESULTS OF OPERATIONS


     SALES

     Alloy Steel had sales of $3,620,457 for the year ended September 30, 2005, compared to sales of $2,986,915 for the year ended September 30, 2004. These sales consist solely of the sale of our Arcoplate product. Substantially all of our sales during the periods were denominated in US dollars. Sales denominated in Australian dollars were converted into U.S. dollars at the conversion rate of $0.76618 and $0.72661, representing the average foreign exchange rate for the years ended September 30, 2005 and 2004 respectively. The increase is due to an increasing market acceptance of the product and supply to new customers.


     COSTS OF SALES

     Alloy Steel had cost of sales of $2,323,100 for the year ended September 30, 2005, compared to cost of sales of $1,739,059 for the year ended September 30, 2004. The gross profit amounted to $1,297,357 compared to $1,247,856 for the year ended September 30, 2004. The gross profit percentage decreased due to rising costs and competitive market situations to 35.8% in 2005 from 41.78% in 2004.


     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Alloy Steel had selling, general and administrative expenses of $1,382,548 for the year ended September 30, 2005, compared to $1,259,388 in the year ended September 30, 2004. The increase was primarily due to the increased marketing and promotional activity of the company in the year ending September 30, 2005.


     INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)

     Our income (loss) before tax expense (benefit) was ($74,518) for the year ended September 30, 2005, compared to a profit before income tax expense (benefit) of $9,825 for the year ended September 30, 2004.


     INCOME TAX EXPENSE (BENEFIT)

     Alloy Steel had income tax benefit of ($313,676) for the year ended September 30, 2005 compared to an income tax expense of $14,050 for the year ended September 30, 2004. The prior year's income tax expense relates to taxes payable in Australia. The current year income tax benefit was a result of research and development concessions granted by the Australian Taxation Office.


     NET INCOME (LOSS)

     We had net income of $239,158 or $0.01 per share, for the year ended September 30, 2005, compared to a net loss of ($4,225) or $0.00 per share for the year ended September 30, 2004.


     LIQUIDITY

     For the year ended September 30, 2005, the net cash provided by operating activities was $379,464.

     As of the year ended September 30, 2005, we had working capital of $312,557.

     The Company is obligated under various contractual commitments over the next five years. The following is a summary of the five-year commitments of the Company as of September 30, 2005:

                                         LESS THAN                           AFTER
                                TOTAL    1 YEAR      1-3 YEARS   4-5 YEARS   5 YEARS
CONTRACTUAL OBLIGATIONS
Long term debt                  514,793     140,731     199,650     134,524    39,888
Operating leases                403,750      85,000     170,000     148,750         -
-------------------------------------------------------------------------------------

Total contractual obligations  $918,593  $  225,731  $  369,650  $  283,274  $ 39,888

     The Consolidated Balance Sheet as of September 30, 2005, reflects the payment of a deposit for a capital commitment for a major item of plant, being a plasma cutter. The commitment for this is $208,000 being financed over 60 months at $3,900 per month commencing in November 2005. The cost of this arrangement has been included in the contractual obligation table above.

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

     We do not anticipate hiring any additional manufacturing employees in the next 12 months.


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


     ALLOWANCE FOR DOUBTFUL ACCOUNTS

     We do not believe there is a need for a provision for doubtful accounts as of September 30, 2005.


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


     WE HAVE A LIMITED CUSTOMER BASE.

     At present, our customer base consists primarily of companies involved in the mining and dredging industries. Our ability to operate depends on increasing our customer base and achieving sufficient gross profit margins. We cannot assure you that we will be able to increase our customer base or to operate profitably. If any of our major customers stop or delay its purchases of our products, our revenue and profitability would be adversely affected. For the year ended September 30, 2005, five customers accounted for 43.0% of our sales. We anticipate that sales of our products to relatively few customers will continue to account for a significant portion of our revenue. If these customers cancel or delay their purchase orders, our revenue may decline. We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at the levels of previous periods or that we will be able to obtain orders from new customers.

Although our financial performance depends on large orders from key customers and resellers, we do not have binding commitments from any of them.


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


ITEM 7.   FINANCIAL STATEMENTS.

     Our audited consolidated financial statements for the year ended September 30, 2005 appear following Item 14 of this report and are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

     Based on their evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-KSB such disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in internal control over financial reporting.

     During the last quarter of the year under report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

     None.

                                    PART III


ITEM. 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Our present directors and executive officers are as follows:

         NAME             AGE                  POSITION
         ---------------  ---  ----------------------------------------

         Gene Kostecki     60  President, Chief Executive Officer and a
                               Director

         Alan C. Winduss   64  Chief Financial Officer, Secretary and a
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

     Alan C. Winduss has served as a director and as our Chief Financial Officer and Secretary since June 2000. From July 1979 to the present, Mr. Winduss has served as director of Winduss & Associates Pty Ltd, an accounting firm in Western Australia, which specializes in commercial accounting, corporate finance and management. He intends to devote approximately 70% of his time to his duties as one of our executive officers.


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


     COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors, and persons who beneficially own more than ten percent of a registered class of our equity securities are required by the regulations of the Commission to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to us, during the fiscal year ended September 30, 2005, our officers, directors, and greater than ten percent beneficial owners complied with all Sections 16(a) filing requirements applicable to them.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth the annual cash compensation for services rendered by our Chief Executive Officer for the fiscal year ended September 30, 2005. No other executive officer earned or secured more than $100,000 in salary and bonus for services rendered during the fiscal year ended September 30, 2005:

                           SUMMARY COMPENSATION TABLE

                             ANNUAL COMPENSATION
                           -----------------------
                                                     LONG-TERM     ALL OTHER
NAME AND POSITION    YEAR    SALARY       BONUS     COMPENSATION  COMPENSATION
-------------------  ----  ----------  -----------  ------------  ------------
Gene Kostecki        2005  $  150,000  $         0       -              -
President and Chief  2004  $  150,000  $         0       -              -
Executive Officer    2003  $  150,000  $         0       -              -

     STOCK OPTION PLAN

     In May 2000, we adopted the 2000 Stock Option Plan. The purpose of the plan is to enable us to attract, retain and motivate key employees, directors, and consultants, by providing them with stock options. Options granted under the plan may be either incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. We have reserved 2,000,000 shares of common stock for issuance under the plan. As of November 30 2005, no options had been granted pursuant to the plan.

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


     EMPLOYMENT AGREEMENTS

     There are currently no employment agreements in place with either Mr. G. Kostecki our President and Chief Executive Officer or Mr. A. Winduss our Chief Financial Officer and Secretary. New agreements are currently being discussed and negotiated.


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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of November 30 2005, the number and percentage of outstanding shares of common stock beneficially owned by:

     - each person who we know beneficially owns more than 5% of the outstanding shares of our common stock;

     -    each of our executive officers and directors; and

     -    all of our officers and directors as a group.

     Except as otherwise noted, the persons named in this table, based upon information provided by these persons, have sole voting and investment power with respect to all shares of common stock owned by them. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options or warrants held by such person that are exercisable within 60 days of November 30, 2005, but excludes shares of common stock underlying options or warrants held by any other person. Unless otherwise indicated, the address of each beneficial owner is c/o Alloy Steel, 42 Mercantile Way Malaga, P.O. Box 3087 Malaga D C 6945, Western Australia.

                                                                   PERCENTAGE
                                                                       OF
                                                                     COMMON
                                                                      STOCK
                                                        NUMBER    BENEFICIALLY
NAME OF BENEFICIAL OWNER                              OF SHARES       OWNED
---------------------------------------------------  -----------  ------------
Gene Kostecki                                         10,598,000         62.5%

Alan C. Winduss                                        1,893,250         11.2%

All officers and directors as a group (two persons)   12,491,250         74.0%

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

     At September 30, 2005 we had a non-interest bearing loan of approximately $150,344 payable to an entity controlled by Mr Gene Kostecki. The loan has no stated repayment terms and is unsecured.


ITEM 13.  EXHIBITS

EXHIBIT NO.  DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------
3.1          Certificate of Incorporation*

3.2          By-laws*

4.1          Specimen Certificate*


EXHIBIT NO.  DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------
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

10.11        Lease Agreement, dated July 1, 2000, between Alloy Steel and Raglan Securities Pty. Ltd.*

10.12        Asset Purchase Agreement, dated October 2, 2000 between Alloy Steel and Collier Unit Trust*

10.13        Equipment Purchase Agreement, dated October 2, 2000, between Alloy Steel and Collier Unit Trust*

10.14        Asset Purchase Agreement, dated October 2, 2000, by and among Alloy Steel and Gene Kostecki and
             Alan Winduss*

10.15        Amendment dated July 1, 2004, to Employment Agreement between Alloy Steel and Gene Kostecki*

10.16        Amendment dated July 1, 2004, to Employment Agreement between Alloy Steel and Alan Winduss*

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

32.1         Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18
             U.S.C. 1350**

32.2         Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18
             U.S.C. 1350**

  *  Previously filed.  See Exhibit Index.
 **  Filed herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The Board of Directors reviewed all services performed for the company by Rothstein Kass & Company, P.C, our independent auditors, for the fiscal year ended September 30, 2005, within and outside the scope of their quarterly and annual auditing function. The aggregate fees billed by our independent auditors for each of the last two fiscal years are as follows:

                          2005         2004
                         ------       ------
Audit Fees               48,212       20,500

Audit-Related Fees       -            -

Tax Fees                 -            -

All Other Fees           -            -

The fees labeled Audit-Related Fees above principally involved the auditing of the annual financial statements of the company and the economic entity and review of the audit of the overseas operating entity, together with the review of quarterly financial statements as lodged with regulatory authorities.

SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 22, 2005                ALLOY STEEL INTERNATIONAL, INC.
                                        (Registrant)


                                        By: /s/ Gene Kostecki
                                           -------------------------------------
                                           Gene Kostecki
                                           President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gene Kostecki                   Director and
----------------------      President and Chief Executive
    Gene Kostecki       Officer (Principal Executive Officer) December 22, 2005

                                    Director and
/s/ Alan C. Winduss          Chief Financial Officer and
----------------------   Secretary (Principal Financial and   December 22, 2005
    Alan C. Winduss              Accounting Officer)

                                              Alloy Steel International, Inc.

                                           Annual Report on Form 10-KSB for the
                                               Year Ended September 30, 2005

                                                       EXHIBIT INDEX


EXHIBIT NO.  DESCRIPTION
-----------  ------------------------------------------------------------------------------------------------------------
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

32.1         Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2         Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(ITEM 7)


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM       F-2

CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheet
    September 30, 2005                                        F-3

  Consolidated Statements of Operations
    Years ended September 30, 2005 and 2004                   F-4

  Consolidated Statements of Stockholders' Equity
    Years ended September 30, 2005 and 2004                   F-5

  Consolidated Statements of Cash Flows
    Years ended September 30, 2005 and 2004                   F-6

  Notes to Consolidated Financial Statements             F-7 - 15

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Alloy Steel International, Inc.


We have audited the accompanying consolidated balance sheet of Alloy Steel International, Inc. and Subsidiary (the "Company") as of September 30, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years ended in the two year period September 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2005, and the results of its operations and its cash flows for each of the years ended in the two year period September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.


                                             /s/Rothstein, Kass & Company, P.C.


Roseland, New Jersey
December 15, 2005

                 ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                               September 30, 2005


                                     ASSETS


CURRENT ASSETS
  Cash and cash equivalents                              $  127,920
  Accounts receivable                                       591,782
  Inventories                                               656,434
  Income taxes receivable                                   325,444
  Prepaid expenses and other current assets                  95,594
                                                         -----------
    Total current assets                                  1,797,174
                                                         -----------

PROPERTY AND EQUIPMENT, net                               1,720,501
                                                         -----------


OTHER ASSETS
  Other                                                      10,215
  Deferred tax assets                                        21,209
  Intangibles                                                90,512
                                                         -----------
    Total other assets                                      121,936
                                                         -----------

                                                         $3,639,611
                                                         ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Notes payable, current portion                         $   62,567
  Notes payable, officers, current portion                   52,424
  Accrued officers' salaries                                224,096
  Royalties payable, related party                          262,578
  Accounts payable and other current liabilities            882,952
                                                         -----------
    Total current liabilities                             1,484,617
                                                         -----------

LONG-TERM LIABILITIES
  Notes payable, less current portion                        35,750
  Notes payable, officers, less current portion             146,895
  Employee entitlement provisions                             5,920
  Loan payable, related party                               150,344
                                                         -----------
    Total long-term liabilities                             338,909
                                                         -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, authorized 3,000,000
  shares; issued and outstanding - none
  Common stock, $.01 par value, authorized  50,000,000
  shares; issued and outstanding 16,950,000 shares          169,500
  Capital in excess of par value                          1,773,382
  Accumulated deficit                                      (704,342)
  Accumulated other comprehensive income                    577,545
                                                         -----------
    Total stockholders' equity                            1,816,085
                                                         -----------

                                                         $3,639,611
                                                         ===========

See accompanying notes to consolidated financial statements.

                 ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years ended September 30, 2005 and 2004


                                                         2005          2004
                                                     ------------  ------------
SALES                                                $ 3,620,457   $ 2,986,915


COST OF SALES                                          2,323,100     1,739,059
                                                     ------------  ------------

GROSS PROFIT                                           1,297,357     1,247,856

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                               1,382,548     1,259,388
                                                     ------------  ------------

LOSS FROM OPERATIONS                                     (85,191)      (11,532)
                                                     ------------  ------------

OTHER INCOME (EXPENSE)
  Interest income                                         14,402         8,646
  Interest expense                                       (10,728)      (10,895)
  Insurance recovery                                       6,974         1,435
  Commission received                                         25
  Export grant received                                                 19,611
  Profit on disposal of property and equipment                           2,560
                                                     ------------  ------------
                                                          10,673        21,357
                                                     ------------  ------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)        (74,518)        9,825

INCOME TAX EXPENSE (BENEFIT)                            (313,676)       14,050
                                                     ------------  ------------

NET INCOME (LOSS)                                    $   239,158   $    (4,225)
                                                     ============  ============


BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE     $      0.01   $     (0.00)
                                                     ============  ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  USED IN COMPUTING BASIC AND DILUTED INCOME (LOSS)
  PER COMMON SHARE                                    16,950,000    16,950,000
                                                     ============  ============

See accompanying notes to consolidated financial statements.

                                        ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            Years ended September 30, 2005 and 2004


                                                                                                Accumulated
                                    Common Stock         Capital                     Compre-       Other            Total
                                --------------------    in excess     Accumulated    hensive   Comprehensive    Stockholders'
                                  Shares     Amount   of par value      Deficit      Income        Income          Equity
                                ----------  --------  -------------  -------------  ---------  --------------  ---------------

Balances, September 30,  2003   16,950,000  $169,500  $   1,773,382  $   (939,275)             $      373,352  $    1,376,959


Net loss                                                                   (4,225)  $ (4,225)                          (4,225)

Other comprehensive income,
 foreign currency translation
 adjustment                                                                          101,189          101,189         101,189
                                                                                    ---------

Total comprehensive income -
 Year ended September 30, 2004                                                      $ 96,964
                                                                                    =========
                                ----------  --------  -------------  -------------             --------------  ---------------

Balances, September 30, 2004    16,950,000   169,500      1,773,382      (943,500)                    474,541       1,473,923


Net income                                                                239,158   $239,158                          239,158

Other comprehensive income,
 foreign currency translation
 adjustment                                                                          103,004          103,004         103,004
                                                                                    ---------

Total comprehensive income -
Year ended September 30, 2005                                                       $342,162
                                                                                    =========
                                ----------  --------  -------------  -------------             --------------  ---------------

Balances, September 30, 2005    16,950,000  $169,500  $   1,773,382  $   (704,342)             $      577,545  $    1,816,085
                                ==========  ========  =============  =============             ==============  ===============

See accompanying notes to consolidated financial statements.

                       ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Years ended September 30, 2005 and 2004


                                                                           2005        2004
                                                                        ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                     $ 239,158   $  (4,225)
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
    Depreciation                                                          149,381     116,653
    Deferred income taxes                                                    (209)    (20,072)
    Profit on disposal of property and equipment                                       (2,560)
    Increase (decrease) in cash and cash equivalents
      attributable to changes in operating assets and liabilities:
        Accounts receivable                                               279,004    (611,728)
        Inventories                                                      (234,594)    (70,694)
        Income taxes receivable                                          (327,960)          -
        Prepaid expenses and other current assets                           2,176     (24,365)
        Accrued officers' salaries                                         35,801    (123,901)
        Accounts payable and other current liabilities                    248,537     712,033
        Income taxes payable                                              (11,830)     11,220
                                                                        ----------  ----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       379,464     (17,639)
                                                                        ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                   (167,437)   (104,992)
    Payment on deposit for investment                                      (6,847)     (3,270)
    Proceeds on disposal of property and equipment                              -       3,204
                                                                        ----------  ----------

NET CASH USED IN INVESTING ACTIVITIES                                    (174,284)   (105,058)
                                                                        ----------  ----------

NET CASH USED IN FINANCING ACTIVITIES, repayment on
notes and loan payables                                                  (239,358)    (61,218)
                                                                        ----------  ----------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                                    120,060      12,572
                                                                        ----------  ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       85,882    (171,343)

CASH AND CASH EQUIVALENTS, beginning of year                               42,038     213,381
                                                                        ----------  ----------

CASH AND CASH EQUIVALENTS, end of year                                  $ 127,920   $  42,038
                                                                        ==========  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, cash paid during the years for:

  Income taxes                                                          $  26,325   $  22,902
                                                                        ==========  ==========

  Interest                                                              $  10,728   $  10,895
                                                                        ==========  ==========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES,
  Equipment acquired under notes payable                                $  21,095   $  44,120
                                                                        ==========  ==========

  Conversion of consulting fees payable to notes payable, officers      $       -   $ 242,925
                                                                        ==========  ==========

See accompanying notes to consolidated financial statements.

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   NATURE OF OPERATIONS

Alloy Steel International, Inc. (ASII) and its wholly-owned subsidiary, Alloy Steel Australia (Int.) Pty Limited (ASAI) (collectively the "Company") manufacture and distribute Arcoplate, a wear-resistant fused-alloy steel plate, to customers throughout the world.


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

Property  and  Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

                                          ESTIMATED
          ASSET                          USEFUL LIVES
     Plant and equipment                   5-20 years
     Furniture and fixtures                 5-7 years
     Vehicles                               3-5 years
     Office and computer equipment          3-5 years

Maintenance and repairs are charged to operations, while betterments and improvements are capitalized.

Intangibles

Intangibles include intellectual property rights of $90,512, which will be amortized over the lesser of the estimated useful or economic life, or five years, commencing from the time the property rights are first commercially exploited by the Company.

Advertising

Advertising costs are charged to operations as incurred and were approximately $12,000 and $26,000 for the years ended September 30, 2005 and 2004, respectively.

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

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income (Loss) Per Common Share

SFAS No. 128, "Earnings Per Share", requires dual presentation of basic and diluted income (loss) per share for all periods presented. Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted income
(loss) per common share was the same as basic income (loss) per common share since there were no common stock equivalents outstanding for both years presented.

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

New  Accounting  Pronouncements

In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement generally requires retrospective application to prior periods' financial statements of voluntary changes in accounting principles unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Under the prior rules, changes in accounting principles were generally recognized by including in net income of the period of the previous guidance for reporting the correction of an error in previously issued financial statements, change in accounting estimate or justification of a change in accounting principle on the basis of preferability. This statement is effective for accounting changes made in the fiscal years beginning after December 15, 2005. Adoption of the provisions of the Statement is not expected to have a material effect on the operations or financial position of the Company.

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation (Revised)". SFAS No. 123(R) supersedes APB No. 25 and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award during the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Company has not completed its evaluation of SFAS No. 123(R) but expects that the adoption of this new standard, which will take effect January 1, 2006, will not have a material impact on the operating results of the Company.

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements (Continued)

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an Amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4". This statement amends the guidance in ARB No. 43 Chapter 4 "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact that this statement will have on its consolidated financial statements, but does not believe it will have a material effect on the Company's performance.


Foreign  Currency  Translation

Assets and liabilities of the Company's wholly-owned subsidiary are translated into U.S. dollars at year-end exchange rates, revenues and expenses and cash flows are translated at average rates prevailing during the year. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income.


3.   INVENTORIES

Inventories consist of the following at September 30, 2005:

     Raw materials          $217,878
     Work in progress        154,620
     Finished goods          283,936
                            --------
                            $656,434
                            ========


4.   PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following at September 30, 2005:

     Prepaid expenses            $ 55,363
     GST receivable                40,231
                                 --------
                                 $ 95,594
                                 ========

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2005:

     Plant and equipment                 $2,067,094
     Furniture and fixtures                  28,879
     Vehicles                                81,892
     Office and computer equipment           95,998
                                         ----------
                                          2,273,863
     Less accumulated depreciation          553,362
                                         ----------
                                         $1,720,501
                                         ==========


Depreciation expense for the years ended September 30, 2005 and 2004 was approximately $149,000 and $117,000, respectively. At September 30, 2005, property and equipment included approximately $298,000 and accumulated depreciation included approximately $176,000, related to assets acquired under notes payable.


6.   NOTES PAYABLE

Notes payable at September 30, 2005 consists of the following:

     Note payable (a)            $ 18,010
     Note payable (b)              22,269
     Note payable (c)               9,004
     Note payable (d)              14,710
     Note payable (e)              14,620
     Note payable (f)              19,704
                                 --------
                                   98,317
     Less current portion          62,567
                                 --------
                                 $ 35,750
                                 ========


(a) The note is payable in monthly installments of $1,661 including interest at a rate of 6.6% per annum, with a final balloon payment in November 2005. The note is collateralized by the underlying equipment.

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS



6.   NOTES PAYABLE (CONTINUED)

(b) The note is payable in monthly installments of $2,277 including interest at a rate of 6.435% per annum, with a final balloon payment in October 2005. The note is collateralized by the underlying equipment.

(c) The note is payable in monthly installments of $831 including interest at a rate of 6.6% per annum, with a final balloon payment in November 2005. The note  is  collateralized  by  the  underlying  equipment.

(d) The note is payable in monthly installments of $639 including interest at a rate of 7.75% per annum, with a final balloon payment in April 2007. The note is collateralized by the underlying equipment and is guaranteed by the officers of the Company.

(e) The note is payable in monthly installments of $417 including interest at a rate of 7.9% per annum, with a final balloon payment in January 2009. The note is collateralized by the underlying equipment and is guaranteed by the officers of the Company.

(f) The note is payable in monthly installments of $327 including interest at a rate of 7.61% per annum, with a final balloon payment in March 2010. The note is collateralized by the underlying equipment and is guaranteed by the officers of the Company.

Aggregate annual principal payments for each of the following years are as follows:

     YEAR ENDING SEPTEMBER 30,
     2006                            $ 62,567
     2007                              14,346
     2008                               8,243
     2009                               4,846
     2010                               8,315
                                     --------

                                     $ 98,317
                                     ========


7.   NOTES PAYABLE, OFFICERS

Notes payable, officers at September 30, 2005 consists of the following:


     Note payable (a)      $ 67,332
     Note payable (b)       131,987
                           --------
                            199,319
     Less Current Portion    52,424
                           --------
                           $146,895
                           ========

(a) The note is payable in monthly installments of $1,524 including interest at a rate of 1% per annum, with a final payment in June 2009. The note is unsecured and is due to an officer of the Company.

(b) The note is payable in monthly installments of $2,989 including interest at a rate of 1% per annum, with a final payment in June 2009. The note is unsecured and is due to an officer of the Company.

Aggregate annual principal payments for each of the following years are as follows:

     YEAR ENDING SEPTEMBER 30,
     2006                            $ 52,424
     2007                              52,949
     2008                              53,482
     2009                              40,464
                                     --------
                                      199,319
                                     ========

8.   LOAN PAYABLE, RELATED PARTY

As of September 30, 2005, the Company has a non-interest bearing loan payable to a related party with no stated repayment terms of approximately $150,344. The loan payable is not expected to be repaid before October 1, 2006.

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.   INCOME TAXES

Income (loss) before income tax expense (benefit) for the years ended September 30, 2005 and 2004 were derived in the following jurisdictions:

                       2005       2004
     Australia       $(66,515)  $ 46,834
     US                (8,003)   (37,009)
                     --------------------

                     $(74,518)  $  9,825
                     ====================


The components of income tax expense (benefit) are as follows for the years ended September 30, 2005 and 2004:

                         2005      2004
     CURRENT
       Foreign       $(312,267)  $ 33,850

     DEFERRED
       Foreign          (1,409)   (19,800)
                     ---------------------

                     $(313,676)  $ 14,050
                     =====================


As of September 30, 2005, the Company had US net operating loss carryforwards of approximately $1,499,000 expiring through 2025.

The components of the deferred tax assets and liabilities consist of the following at September 30, 2005 and 2004:

                                                  2005      2004
     Deferred tax assets
       Net operating loss carryforwards       $ 509,680  $506,959
       Other                                     28,564    32,934
                                              --------------------
                                                538,244   539,893
     Less valuation allowance                   509,680   506,959
                                              --------------------
                                              $  28,564  $ 32,934
                                              ====================
     Deferred tax liabilities
       Other                                  $  (7,355) $(13,134)
                                              ====================

     Deferred taxes assets, net               $  21,209   $19,800
                                              ====================

SFAS No. 109, requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred income tax asset will not be realized. The change in the valuation allowance amounted to approximately $3,000 and $16,000 for the years ended September 30, 2005 and 2004, respectively. The ultimate realization of this deferred income tax asset depends on the Company's ability to generate sufficient taxable income in future years.

The Company also has certain foreign tax credits available for future use.

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS



9.   INCOME TAXES (CONTINUED)

The effective tax rate in 2005 and 2004 differs from the U.S. federal statutory rate as follows:

                                            2005    2004
     U.S. federal statutory rate          (34.0)%   34.0%
     Change in valuation allowance                 128.0
     Change in estimated research
       and development credit                      (19.0)
     Refund related to prior years
       research and development credit   (312.0)
     Overaccrual from prior year          (83.0)
     Other                                  8.0
                                         ----------------

     Effective tax rate                  (421.0)%  143.0%
                                         ================


10.  STOCK OPTIONS

During 2000, the Company's Board of Directors (the Committee) adopted, and the stockholders approved, the 2000 stock option plan (the Plan) pursuant to which 500,000 shares of common stock were reserved for issuance upon the exercise of options granted to key employees, members of the Committee and consultants of the Company. Options under the Plan may be incentive stock options, nonqualified stock options, or any combination thereof, and the Committee may grant options at an exercise price which is not less than the fair market value on the date such options are granted. The Plan further provides that the maximum period in which stock options may be exercised will be determined by the Committee, except that they may not be exercisable after ten years from the date of grant or five years from the date of grant for any person owning more than ten percent of the voting power of all classes of the Company's stock. For the years ending September 30, 2005 and 2004, there were no stock options granted or outstanding stock options.


11.  COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases its office and manufacturing space from a related party for approximately $85,000 per annum plus certain expenses (as defined in the agreement). The lease expires on June 30, 2010.

Rent expense for the years ended September 30, 2005 and 2004 was approximately $85,000 in each year.

Royalty  Agreements

The Company has a licensing agreement with a related party, which relates to the sale of all products sold in the United States of America. Under the terms of the agreement, the Company is required to pay royalties of 2% on the net sales of these products, calculated at the end of each quarter. The agreement expires in 2025 and has three ten-year renewal options to extend unless written notice of non-renewal is given by either party within 120 days prior to its expiration. At September 30, 2005, approximately $262,500 was payable under this agreement and is included in accounts payable and other current liabilities.

Royalty expense was approximately $69,000 and $57,000 for the years ended September 30, 2005 and 2004, respectively.

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS



11.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment  Agreements

The Company has employment agreements with two of its executives, who are principal stockholders, requiring the payment of a minimum annual base compensation of approximately $80,000 and $150,000, adjusted semi-annually for increases approved by the Board of Directors, but not less than the base year amount, plus incentive compensation based on the executives performance and the Company's success. The agreements were automatically renewed for an additional year starting on June 13, 2005, since neither party gave notice of non-renewal within 180 days prior to their expiration. Approximately $230,000 has been expensed under these agreements in the years ended September 30, 2005 and 2004, and is included in selling, general and administrative expenses.

Equipment  Purchase

During August 2005, the Company entered into an agreement to purchase a Plasma Cutter and paid a deposit of approximately $32,900 on the equipment. The Company is committed to acquiring the equipment after fiscal year end with the balance of approximately $208,000 to be financed upon delivery of the equipment. The Company has arranged for financing the balance by issuing a note payable in sixty monthly installments of $3,900 commencing in November 2005. The note is collateralized by the underlying equipment and is guaranteed by the officers of the Company.

12.  MAJOR CUSTOMERS, SUPPLIERS AND GEOGRAPHIC INFORMATION

The Company had revenues from one customer for each of the years ended September 30, 2005 and 2004, of approximately $721,000 and $300,000, respectively. Accounts receivable due from the respective customers were approximately $nil and $300,000 at September 30, 2005 and 2004, respectively.

For the years ended September 30, 2005 and 2004, the Company purchased approximately 41% and 54% of its inventories from two and three suppliers, respectively.

For the years ended September 30, 2005 and 2004, revenues were derived from the following:

                      2005    2004
     Australia          50%     39%
     Americas           26%     36%
     Other              24%     25%
                     --------------

                       100%    100%
                     ==============


13.  LIQUIDITY

The Company has suffered recurring losses from operations, has an accumulated deficit and is dependent upon its principal stockholders and their affiliated companies for financial support. Certain stockholders and affiliates have agreed to provide working capital and financial support as needed at least through October 1, 2006, by deferring payments under various agreements with the Company if necessary.