Form 10QSB
period 2005-12-31
ALLOY STEEL INTERNATIONAL INC
filed 2006-02-14
CIK 1127454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


       (Mark One)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There were 16,950,000 shares of Common Stock outstanding as of January 31, 2006.

   Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                     PART I
                              FINANCIAL INFORMATION
                              ---------------------

ITEM  1.     FINANCIAL  STATEMENTS
             ---------------------

                            ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                                 Condensed Consolidated Balance Sheets

                                                                        December 31,    September 30,
                                                                            2005            2005
                                                                        (unaudited)
                                     ASSETS
                                     ------
CURRENT ASSETS
Cash and cash equivalents                                              $     134,097   $      127,920
Accounts receivable, less allowance for doubtful
  accounts of $nil at December 31, 2005 and September 30, 2005               569,095          591,782
Inventories                                                                  469,060          656,434
Income taxes receivable                                                       68,231          325,444
Prepaid expenses and other current assets                                     46,492           95,594
                                                                       -------------------------------
TOTAL CURRENT ASSETS                                                       1,286,975        1,797,174
                                                                       -------------------------------

PROPERTY AND EQUIPMENT, net                                                1,831,697        1,720,501
                                                                       -------------------------------

OTHER ASSETS
Intangibles                                                                   90,512           90,512
Other                                                                          9,810           10,215
Deferred tax assets                                                           20,367           21,209
                                                                       -------------------------------
                                                                             120,689          121,936
                                                                       -------------------------------

TOTAL ASSETS                                                           $   3,239,361   $    3,639,611
                                                                       ===============================

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

CURRENT LIABILITIES
Notes payable, current portion                                         $      45,174   $       62,567
Notes payable, officers, current portion                                      50,459           52,424
Accrued officers' salaries                                                   245,756          224,096
Royalties payable, related party                                             281,302          262,578
Accounts payable and other current liabilities                               516,412          882,952
                                                                       -------------------------------
TOTAL CURRENT LIABILITIES                                                  1,139,103        1,484,617
                                                                       -------------------------------

LONG-TERM LIABILITIES
Notes payable, less current portion                                          204,909           35,750
Notes payable, officers, less current portion                                128,418          146,895
Employee entitlement provisions                                                5,823            5,920
Loan payable, related party                                                  144,372          150,344
                                                                       -------------------------------
TOTAL LONG-TERM LIABILITIES                                                  483,522          338,909
                                                                       ===============================

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock: $0.01 par value; authorized 3,000,000 shares; issued and outstanding - none
Common Stock: $0.01 par value; authorized 50,000,000 shares;
  16,950,000 issued and outstanding                                          169,500          169,500
Additional paid-in-capital                                                 1,773,382        1,773,382
Accumulated other comprehensive income                                       490,060          577,545
Accumulated deficit                                                         (816,206)        (704,342)
                                                                       -------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                 1,616,736        1,816,085
                                                                       -------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $   3,239,361   $    3,639,611
                                                                       ===============================

See accompanying notes to condensed consolidated financial statements.

                 ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
 Condensed Consolidated Statements of Operations And Comprehensive Income (Loss)

                                               Three Months Ended
                                                  December 31,
                                               2005          2004
                                           (UNAUDITED)   (UNAUDITED)

SALES                                      $   980,460   $   819,026

COST OF SALES                                  698,955       541,441
                                       ------------------------------

GROSS PROFIT                                   281,505       277,585

OPERATING EXPENSES
Selling, general and administrative
expenses                                       424,076       309,522
                                       ------------------------------

INCOME (LOSS) FROM OPERATIONS                 (142,571)      (31,937)
                                       ------------------------------

OTHER INCOME (EXPENSE)
Interest income                                 24,515         3,809
Insurance recovery                               6,167           329
Commission received                                 25
Management Fees                                      -           354
                                       ------------------------------
                                                30,707         4,492
                                       ------------------------------

INCOME (LOSS) BEFORE INCOME
TAX EXPENSE (BENEFIT)                         (111,864)      (27,445)
Income tax expense (benefit)                         -             -
                                       ------------------------------

NET INCOME (LOSS)                          $  (111,864)  $   (27,445)
                                       ==============================


BASIC INCOME (LOSS) AND DILUTED
INCOME (LOSS) PER COMMON SHARE             $    (0.006)  $    (0.002)
                                       ------------------------------

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                          16,950,000    16,950,000
                                       ==============================


COMPREHENSIVE INCOME (LOSS)

NET INCOME (LOSS)                          $  (111,864)  $   (27,445)
OTHER COMPREHENSIVE
INCOME (LOSS)
  Foreign currency translation
  adjustment                                   (87,485)      154,184
                                       ------------------------------

COMPREHENSIVE INCOME (LOSS)                $  (199,349)  $   126,739
                                       ==============================

See accompanying notes to condensed consolidated financial statements.

                            ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                            Condensed Consolidated Statements of Cash Flows

                                                                                THREE MONTHS ENDED
                                                                                   DECEMBER 31
                                                                                2005          2004
                                                                            (UNAUDITED)   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                           $  (111,864)  $   (27,445)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                40,011        31,516
  Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
      Accounts receivable                                                          (837)      542,507
      Inventories                                                               164,457        29,890
      Prepaid expenses and other current assets                                  35,436        10,259
      Income taxes receivable                                                   249,067             -
      Accrued officers' salaries                                                 21,660        19,854
      Accounts payable and other current liabilities                           (320,781)     (215,115)
                                                                            --------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        77,149       391,466
                                                                            --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                             (7,931)      (40,215)
  Payment for deposit for investment                                                           (4,296)
  Refund of deposit on equipment                                                 10,756
                                                                            --------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                               2,825       (44,511)
                                                                            --------------------------

NET CASH USED IN FINANCING  ACTIVITIES, REPAYMENTS ON
  notes and loans payable                                                      (116,064)      (62,881)
                                                                            --------------------------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS             42,267        42,788
                                                                            --------------------------

NET INCREASE (DECREASE) IN CASH  AND CASH EQUIVALENTS                             6,177       326,862

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                127,920        42,038
                                                                            --------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $   134,097   $   368,900
                                                                            ==========================

Supplemental disclosure of cash flow information, cash paid for interest    $     4,499   $     2,919
                                                                            ==========================
Supplemental disclosure of noncash information, equipment acquired under
  note payable                                                              $   210,999   $         -
                                                                            ==========================

See accompanying notes to condensed consolidated financial statements.

                 ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements

NOTE - 1 UNAUDITED STATEMENTS

The accompany condensed consolidated financial statements of the Company as of December 31, 2005 and for the three-month periods ended December 31, 2005 and 2004 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operations and cash flows for the interim periods. These unaudited condensed consolidated financial statements have been prepared by the Company pursuant to instructions to Form 10-QSB. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2005 audited consolidated financial statements included in the registrant's annual report on Form 10-KSB. The results of operations for the three-month period ended December 31, 2005 are not necessarily indicative of the results that may occur for the year ending September 30, 2006.


NOTE - 2 NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE - 3 INVENTORIES

At December 31, 2005 (unaudited) and September 30, 2005 inventories consisted of the following:

                              December 31,   September 30,
                                 2005            2005
Raw materials                $     169,015  $      217,878
Work in progress                         -         154,620
Finished goods                     300,045         283,936
                             -----------------------------
                             $     469,060  $      656,434
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


     OVERVIEW

We manufacture and distribute Arcoplate, a wear-resistant alloy overlay wear plate, through a patented production process. The patented process by which we manufacture Arcoplate enables us to smoothly and evenly apply overlay to a sheet of steel, creating a metallurgical bond between the alloy and the steel backing plate that is resistant to wear caused by impact and/ or abrasion. We believe that, in the mining and mineral processing industries, wear is the primary cause of down time, the period when machinery is not in operation due to wear or malfunction. We believe that use of our Arcoplate product line substantially lowers down time and the resultant lost production and accordingly returns a higher profit margin to the producer.

We also intend to commercially develop the 3-D Pipefitting Cladder process, which is a computer driven and software based mechanical system for depositing a profiled layer of wear resistant alloy onto interior surfaces of pipefittings, specifically targeted for mining and dredging use. Design work for this is continuing.

     PLAN  OF  OPERATION

With additional production capacity now available (utilizing the 600MM wide plate), our objectives for the forthcoming period are to continue to expand our market size both locally and internationally.

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

     RESULTS  OF  OPERATIONS

     FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 2004

     SALES

Alloy Steel had sales of $980,460 for the three months ended December 31, 2005, compared to $819,026 for the three months ended December 31, 2004. These sales consist solely of the sale of our Arcoplate product. Substantially all of our sales during the periods were denominated in Australian dollars. Sales were converted into U.S. dollars at the conversion rate of $0.74439 for the three months ended December 31, 2005 and $0.75778 for the three months ended December 31, 2004 representing the average foreign exchange rate for the respective periods.

The sales increase is attributable to increased acceptance of the product in the market place and new users placing orders.


     GROSS PROFIT AND COSTS OF SALES

Alloy Steel had cost of sales of $698,955 for the three months ended December 31, 2005, compared to $541,441 for the three months ended December 31, 2004. The gross profit amounted to $281,505 for the three months ended December 31, 2005 compared to $277,585 for the three months ended December 31, 2004. The gross profit percentage decreased from 33.9% to 28.7%. The decrease in gross profit percentage is primarily attributable to competitive pricing (not discounts) in certain market areas and an increase in raw material costs.


     OPERATING EXPENSES

Alloy Steel had selling, general and administrative expenses of $424,076 for the three months ended December 31, 2005, compared to $309,522 for the three months ended December 31, 2004.

Our operating expenses consist primarily of management salaries, marketing expenses and travel expenses. The company also employed additional marketing personnel in this period.


     INCOME (LOSS) BEFORE TAXES

Alloy Steel's loss before income tax (benefit) was a loss of $(111,864) for the three months ended December 31, 2005, compared to a loss of $(27,445) for the three months ended December 31, 2004.


     NET INCOME (LOSS)

Alloy Steel had a net loss of $(111,864) or $(0.006) per share, for the three months ended December 31, 2005, compared to a net loss of $(27,445) or $(0.002) per share, for the three months ended December 31, 2004.


     LIQUIDITY

For the three months ended December 31, 2005, net cash provided by operating activities was $77,149 , consisting of a net loss of $111,864, depreciation and amortization of $40,011 and a decrease in accounts receivable, inventories, income tax receivable, prepaid expenses and other current assets of $448,123 offset by a decrease in accounts payable and other current liabilities of $299,121.

As of December 31, 2005, we had a working capital surplus of $147,871.

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


     PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT

In this period the purchase of a plasma profile cutter was completed and there are no other commitments for capital expenditure.

     EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement generally requires retrospective application to prior periods' financial statements of voluntary changes in accounting principles unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Under the prior rules, changes in accounting principles were generally recognized by including in net income of the period of the previous guidance for reporting the correction of an error in previously issued financial statements, change in accounting estimate or justification of a change in accounting principle on the basis of preferability. This statement is effective for accounting changes made in the fiscal years beginning after December 15, 2005. Adoption of the provisions of the Statement is not expected to have a material effect on the operations or financial position of the Company.

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

ITEM 6.   EXHIBITS

     31.1 Certification of the Chief Executive Officer required by Rule 13a -14(a) or Rule 15d - 14(a).

     31.2 Certification of the Chief Financial Officer required by Rule 13a -14(a) or Rule 15d - 14(a).

     32.2 Certification of the Chief Executive Officer required by Rule 13a -14(b) or Rule 15d - 14(b) and 18 U.S.C. 1350.

     32.2 Certification of the Chief Financial Officer required by Rule 13a -14(b) or Rule 15d - 14(b) and 18 U.S.C. 1350.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 14, 2006             ALLOY STEEL INTERNATIONAL, INC.


                                     By:   /s/ Alan Winduss
                                           ----------------------------------
                                           Alan Winduss, Chief Financial Officer
                                           (Principal Financial Officer)