Form 10QSB
period 2006-03-31
ALLOY STEEL INTERNATIONAL INC
filed 2006-05-15
CIK 1127454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     (Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 2006

     [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from _______ to _______.

                         Commission file number 0-32875

                         ALLOY STEEL INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

                  DELAWARE                         98-0233941
       (State or other jurisdiction             (I.R.S. Employer
     of incorporation or organization)         Identification No.)

                        ALLOY STEEL INTERNATIONAL, INC.
                            42 MERCANTILE WAY MALAGA
                         P.O. BOX 3087 MALAGA D C 6945
                               WESTERN AUSTRALIA
                    (Address of principal executive offices)

                                61 (8) 9248 3188
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     There were 16,950,000 shares of Common Stock outstanding as of April 30, 2006.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                               PART I
                                        FINANCIAL INFORMATION
                                        ---------------------

ITEM  1.     FINANCIAL  STATEMENTS
             ---------------------

                           ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                                Condensed Consolidated Balance Sheets


                                                                        March 31,     September 30,
                                                                           2006           2005
                                                                       (unaudited)
                                    ASSETS
                                    ------
CURRENT ASSETS
Cash and cash equivalents                                              $   171,759   $      127,920
Accounts receivable, less allowance for doubtful
  accounts of $nil at March 31, 2006 and September 30, 2005                480,972          591,782
Inventories                                                                323,360          656,434
Income taxes receivable                                                     23,114          325,444
Prepaid expenses and other current assets                                   33,929           95,594
                                                                       -----------------------------
TOTAL CURRENT ASSETS                                                     1,033,134        1,797,174
                                                                       -----------------------------

PROPERTY AND EQUIPMENT, net                                              1,803,883        1,720,501
                                                                       -----------------------------

OTHER ASSETS
Intangibles                                                                 90,512           90,512
Other                                                                        9,553           10,215
Deferred tax assets                                                         19,834           21,209
                                                                       -----------------------------
                                                                           119,899          121,936
                                                                       -----------------------------

TOTAL ASSETS                                                           $ 2,956,916   $    3,639,611
                                                                       =============================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES
Notes payable, current portion                                         $    49,015   $       62,567
Notes payable, officers, current portion                                    49,264           52,424
Accrued officers' salaries                                                 267,673          224,096
Royalties payable, related party                                           294,115          262,578
Accounts payable and other current liabilities                             374,116          882,952
                                                                       -----------------------------
TOTAL CURRENT LIABILITIES                                                1,034,183        1,484,617
                                                                       -----------------------------

LONG-TERM LIABILITIES
Notes payable, less current portion                                        249,738           35,750
Notes payable, officers, less current portion                              112,701          146,895
Employee entitlement provisions                                              5,805            5,920
Loan payable, related party                                                140,595          150,344
                                                                       -----------------------------
TOTAL LONG-TERM LIABILITIES                                                508,839          338,909
                                                                       =============================

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock: $0.01 par value; authorized 3,000,000 shares; issued and outstanding - none
Common Stock: $0.01 par value; authorized 50,000,000 shares;
  16,950,000 issued and outstanding                                        169,500          169,500
Additional paid-in-capital                                               1,773,382        1,773,382
Accumulated other comprehensive income                                     440,225          577,545
Accumulated deficit                                                       (969,213)        (704,342)
                                                                       -----------------------------

TOTAL STOCKHOLDERS' EQUITY                                               1,413,894        1,816,085
                                                                       -----------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 2,956,916   $    3,639,611
                                                                       =============================

See accompanying notes to condensed consolidated financial statements.

                       ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
       Condensed Consolidated Statements of Operations And Comprehensive Income (Loss)

                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                               MARCH 31,                 MARCH 31,
                                          2006          2005          2006          2005
                                      (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)

SALES                                 $   681,569   $    856,923  $ 1,662,029   $ 1,675,949

COST OF SALES                             449,811        513,658    1,148,766     1,055,099
                                      ------------------------------------------------------

GROSS PROFIT                              231,758        343,265      513,263       620,850

OPERATING EXPENSES
Selling, general and administrative
  expenses                                392,197        304,775      816,271       613,943
                                      ------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS            (160,439)        38,490     (303,008)        6,907
                                      ------------------------------------------------------

OTHER INCOME (EXPENSE)
Interest income                             4,348          3,480       28,863         7,289
Insurance recovery                          3,064          4,313        9,231         4,642
Commission received                            18             25           43            25
                                      ------------------------------------------------------
                                            7,430          7,818       38,137        11,956
                                      ------------------------------------------------------

INCOME (LOSS) BEFORE INCOME
TAX EXPENSE (BENEFIT)                    (153,009)        46,308     (264,871)       18,863
Income tax expense (benefit)                    -              -            -             -
                                      ------------------------------------------------------

NET INCOME (LOSS)                     $  (153,009)  $     46,308  $  (264,871)  $    18,863
                                      ======================================================

BASIC INCOME (LOSS) AND DILUTED
INCOME (LOSS) PER COMMON SHARE        $    (0.009)  $      0.003  $    (0.016)  $     0.001
                                      ------------------------------------------------------
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                     16,950,000     16,950,000   16,950,000    16,950,000
                                      ======================================================

COMPREHENSIVE INCOME (LOSS)

NET INCOME (LOSS)                     $  (153,009)  $     46,308  $  (264,871)  $   (18,863)
OTHER COMPREHENSIVE
INCOME (LOSS)
  Foreign currency translation
  adjustment                              (49,835)         9,086     (137,320)      130,485
                                      ------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)           $  (202,844)  $     55,394  $  (402,191)  $   149,348
                                      ======================================================

See accompanying notes to condensed consolidated financial statements.

                             ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                            Condensed Consolidated Statements of Cash Flows

                                                                                 SIX MONTHS ENDED
                                                                                     MARCH 31,
                                                                                 2006          2005
                                                                             (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                            $  (264,871)  $    18,863
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                 83,901        63,804
  Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
      Accounts receivable                                                         75,606       380,620
      Inventories                                                                303,217        28,371
      Prepaid expenses and other current assets                                   57,897        11,739
      Income taxes receivable                                                    293,529             -
      Accrued officers' salaries                                                  43,577             -
      Accounts payable and other current liabilities                            (442,544)     (206,170)
                                                                             --------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        150,312       297,227
                                                                             --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                             (55,432)      (71,694)
  Payment for deposit for investment                                                   -        (5,865)
  Refund of deposit on equipment                                                  10,723             -
                                                                             --------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                              (44,709)      (77,559)
                                                                             --------------------------

CASH FLOWS FROM FINANCING  ACTIVITIES
  Proceeds from notes payable                                                     41,387             -
  Repayment on notes and loans payable                                          (180,513)     (100,798)
                                                                             --------------------------
NET CASH USED IN FINANCING ACTIVITIES                                           (139,126)     (100,798)
                                                                             --------------------------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS                                                                     77,362        55,262
                                                                             --------------------------
NET INCREASE (DECREASE) IN CASH  AND CASH EQUIVALENTS                             43,839       174,132

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 127,920        42,038
                                                                             --------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $   171,759   $   216,170
                                                                             ==========================

Supplemental disclosure of cash flow information, cash paid for interest     $    10,432   $     5,345
                                                                             ==========================
Supplemental disclosure of non cash information; equipment acquired
  under note payable                                                         $   230,040   $         -
                                                                             ==========================

See accompanying notes to condensed consolidated financial statements.

                 ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements

NOTE - 1 UNAUDITED STATEMENTS

The accompanying condensed consolidated financial statements of the Company as of March 31, 2006 and for the six-month and three-month periods ended March 31, 2006 and 2005 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operations and cash flows for the interim periods. These unaudited condensed consolidated financial statements have been prepared by the Company pursuant to instructions to Form 10-QSB. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2005 audited consolidated financial statements included in the registrant's annual report on Form 10-KSB. The results of operations for the six-month and three-month periods ended March 31, 2006 are not necessarily indicative of the results that may occur for the year ending September 30, 2006.


NOTE - 2 NEW ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS ") No. 154, "Accounting Changes and Error Corrections." This statement generally requires retrospective application to prior periods' financial statements of voluntary changes in accounting principles unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Under the prior rules, changes in accounting principles were generally recognized by including in net income of the period of the previous guidance for reporting the correction of an error in previously issued financial statements, change in accounting estimate or justification of a change in accounting principle on the basis of preferability. This statement is effective for accounting changes made in the fiscal years beginning after December 15, 2005. Adoption of the provisions of the Statement is not expected to have a material effect on the operations or financial position of the Company.

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

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an Amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4". This statement amends the guidance in ARB No. 43 Chapter 4 "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Adoption of the provisions of the Statement has not had a material effect on the operations or financial position of the Company.

NOTE  -  3  INVENTORIES

At March 31, 2006 (unaudited) and September 30, 2005, inventories consisted of the following:

                    March 31,   September 30,
                      2006          2005
Raw materials     $  125,414  $      217,878
Work in progress      20,218         154,620
Finished goods       177,728         283,936
                  --------------------------
                  $  323,360  $      656,434
                  --------------------------


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

     RESULTS  OF  OPERATIONS

     FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2006 COMPARED WITH THE THREE AND SIX MONTHS ENDED MARCH 31, 2005

     SALES

Alloy Steel had sales of $681,569 for the three months ended March 31, 2006, compared to $856,923 for the three months ended March 31, 2005. These sales consist solely of the sale of our Arcoplate product. Substantially all of our sales during the periods were denominated in Australian dollars. Sales were converted into U.S. dollars at the conversion rate of $0.74210 for the three months ended March 31, 2006 and $0.76781 for the three months ended March 31, 2005 representing the average foreign exchange rate for the respective periods.

Alloy Steel had sales of $1,662,029 and $1,675,949 for the six months ended March 31, 2006 and six months ended March 31, 2005 respectively. These sales consist solely of our Arcoplate product.

     GROSS PROFIT AND COSTS OF SALES

Alloy Steel had cost of sales of $449,811 for the three months ended March 31, 2006, compared to $513,658 for the three months ended March 31, 2005. The gross profit amounted to $231,758 for the three months ended March 31, 2006 compared to $343,265 for the three months ended March 31, 2005. The gross profit percentage decreased from 40% to 34%. The decrease in gross profit percentage is primarily attributable to competitive pricing (not discounts) in certain market areas and an increase in raw material costs.

Alloy Steel had cost of sales of $1,148,766 and $1,055,099 for the six months ended March 31, 2006 and six months ended March 31, 2005, respectively. Alloy Steel's gross profit was $513,263 or 31% of sales, and $620,850 or 37% of sales, for the respective six months periods.

     OPERATING EXPENSES

Alloy Steel had selling, general and administrative expenses of $392,197 for the three months ended March 31, 2006, compared to $304,775 for the three months ended March 31, 2005.

Alloy Steel had operating expenses of $816,271 and $613,943 for the six months ended March 31, 2006 and six months ended March 31, 2005, respectively.

Our operating expenses consist primarily of management salaries, marketing expenses and travel expenses. The company also employed additional marketing personnel in this quarter. Factors contributing to the increased expenditure for the both the three month and six month periods ending March 31, 2006, include the additional staff employed, increased travel expenditure to assist marketing and depreciation of the completed manufacturing equipment.

     INCOME (LOSS) BEFORE TAXES

Alloy Steel's loss before income tax (benefit) was $(153,009) for the three months ended March 31, 2006, compared to a profit of $46,308 for the three months ended March 31, 2005.

Alloy Steel had a net loss before income taxes of $(264,871) and a net profit of $18,863 for the six months ended March 31, 2006 and six months ended March 31, 2005, respectively.

     NET INCOME (LOSS)

Alloy Steel had a net loss of $(153,009) or $(0.009) per share, for the three months ended March 31, 2006, compared to a net profit of $46,308 or $0.003 per share, for the three months ended March 31, 2005.

Alloy Steel had a net loss of $(264,871) or $(0.016) per share, and a net profit of $18,863 or $0.001 per share for the six months ended March 31, 2006 and six months ended March 31, 2005, respectively.

     LIQUIDITY

For the six months ended March 31, 2006, net cash provided by operating activities was $150,312, consisting of a net loss of $264,871, depreciation and amortization of $83,901 and a decrease in accounts receivable, inventories, income tax receivable, prepaid expenses and other current assets of $730,249 offset by a decrease in accounts payable and other current liabilities of $398,967.

As of March 31, 2006, we had a working capital deficit of $1,049.

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

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an Amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4". This statement amends the guidance in ARB No. 43 Chapter 4 "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Adoption of the provisions of the Statement has not had a material effect on the operations or financial position of the Company.

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

Date:  May 15, 2006                 ALLOY STEEL INTERNATIONAL, INC.


                                    By:  /s/ Alan Winduss
                                       --------------------------------
                                         Alan Winduss, Chief Financial Officer
                                         (Principal Financial Officer)