Form 10QSB
period 2006-06-30
ALLOY STEEL INTERNATIONAL INC
filed 2006-08-14
CIK 1127454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


     (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

[_]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from _______ to _______.

                         Commission file number 0-32875


                        ALLOY STEEL INTERNATIONAL, INC.
       (Exact name of small business issuer as specified in its charter)

               Delaware                              98 0233941
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

There were 16,950,000 shares of Common Stock outstanding as of August 14, 2006.

    Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                     PART I
                              FINANCIAL INFORMATION
                              ---------------------

ITEM  1.     FINANCIAL  STATEMENTS
             ---------------------

                            ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                                 Condensed Consolidated Balance Sheets

                                                                          June 30,      September 30,
                                                                            2006            2005
                                                                         (unaudited)
                                               ASSETS
                                               ------
CURRENT ASSETS
Cash and cash equivalents                                              $     128,643   $      127,920
Accounts receivable, less allowance for doubtful                             289,021          591,782
  accounts of $nil at June 30, 2006 and September 30,
  2005.
Inventories                                                                  559,002          656,434
Income tax receivable                                                         23,735          325,444
Prepaid expenses and other current assets                                     28,291           95,594
                                                                       -------------------------------
TOTAL CURRENT ASSETS                                                       1,028,692        1,797,174
                                                                       -------------------------------

PROPERTY AND EQUIPMENT, net                                                1,847,440        1,720,501
                                                                       -------------------------------

OTHER ASSETS
Intangibles                                                                   90,512           90,512
Other                                                                          9,810           10,215
Deferred tax assets                                                           20,367           21,209
                                                                       -------------------------------

                                                                             120,689          121,936
                                                                       -------------------------------

TOTAL ASSETS                                                           $   2,966,821   $    3,639,611
                                                                       ===============================


                                   LIABILITIES AND STOCKHOLDERS' EQUITY
                                   ------------------------------------

CURRENT LIABILITIES
Notes payable, current portion                                         $      63,464   $       62,567
Notes payable, officers, current portion                                      50,712           52,424
Accrued officers' salaries                                                   288,746          224,096
Royalties payable, related party                                             309,201          262,578
Accounts payable and other current liabilities                               394,450          882,952
                                                                       -------------------------------
TOTAL CURRENT LIABILITIES                                                  1,106,573        1,484,617
                                                                       -------------------------------

LONG-TERM LIABILITIES
Notes payable, less current portion                                          228,276           35,750
Notes payable, officers, less current portion                                103,010          146,895
Employee entitlement provisions                                                6,099            5,920
Loan payable, related party                                                  144,372          150,344
                                                                       -------------------------------
TOTAL LONG-TERM LIABILITIES                                                  481,757          338,909
                                                                       ===============================

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred Stock: $0.01 par value; authorized 3,000,000 shares; issued and outstanding - none
Common Stock: $0.01 par value; authorized 50,000,000 shares;                 169,500          169,500
  16,950,000 issued and outstanding
Additional paid-in-capital                                                 1,773,382        1,773,382
Accumulated other comprehensive income                                       492,820          577,545
Accumulated deficit                                                       (1,027,211)        (704,342)
                                                                       -------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                 1,408,491        1,816,085
                                                                       -------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $   2,966,821   $    3,639,611
                                                                       ===============================

See accompanying notes to condensed consolidated financial statements.

                           ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
          Condensed Consolidated Statements of Operations And Comprehensive Income (Loss)

                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                      JUNE 30,                    JUNE 30,
                                                 2006          2005          2006          2005
                                             (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
SALES                                        $   795,696   $   924,178   $ 2,457,725   $ 2,600,127

COST OF SALES                                    417,018       573,017     1,565,784     1,628,116
                                             ------------------------------------------------------

GROSS PROFIT                                     378,678       351,161       891,941       972,011

OPERATING EXPENSES
Selling, general and administrative
  expenses                                       433,558       337,287     1,259,581       938,435
                                             ------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                    (54,880)       13,874      (367,640)       33,576
                                             ------------------------------------------------------

OTHER INCOME (EXPENSE)
Interest income                                    1,706         3,110        30,569        10,399
Insurance recovery                                  (401)            -         8,830         4,642
Unrealized foreign exchange gain                 (10,373)        5,252          (621)       (7,543)
Profit on disposal of  equipment                   5,949             -         5,949             -
Commission received                                    1             -            44            25
                                             ------------------------------------------------------
                                                   3,118         8,362        44,771         7,523
                                             ------------------------------------------------------

INCOME (LOSS) BEFORE INCOME
TAX EXPENSE (BENEFIT)                            (57,998)       22,236      (322,869)       41,099
Income tax expense (benefit)                           -             -             -             -
                                             ------------------------------------------------------

NET INCOME (LOSS)                            $   (57,998)  $    22,236   $  (322,869)  $    41,099
                                             ======================================================


BASIC INCOME (LOSS) AND DILUTED
INCOME (LOSS) PER COMMON SHARE               $    (0.003)  $     0.001   $    (0.019)  $     0.002
                                             ------------------------------------------------------


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING    16,950,000    16,950,000    16,950,000    16,950,000
                                             ======================================================


COMPREHENSIVE INCOME (LOSS)

NET INCOME (LOSS)                            $   (57,998)  $    22,236   $  (322,869)  $    41,099

OTHER COMPREHENSIVE INCOME (LOSS)
    Foreign currency translation
    adjustment                                    52,595       (22,126)      (84,725)      108,359
                                             ------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                  $    (5,403)  $       110   $  (407,594)  $   149,458
                                             ======================================================

See  accompanying  notes  to  condensed  consolidated  financial  statements.

                            ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                           Condensed Consolidated Statements of Cash Flows

                                                                              NINE MONTHS ENDED
                                                                                   JUNE 30,
                                                                               2006          2005
                                                                           (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                          $  (322,869)  $    41,099
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                              127,058        96,384
    Profit on disposal of equipment                                             (5,949)            -
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
      Accounts receivable                                                      284,446       439,026
      Inventories                                                               72,684       (42,152)
      Prepaid expenses and other current assets                                 55,915        18,340
      Income taxes receivable                                                  294,150       (26,395)
      Accrued officers' salaries                                                64,650             -
      Accounts payable and other current liabilities                          (416,064)      (73,986)
                                                                           --------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                      154,021       452,316
                                                                           --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                         (85,355)      (99,148)
    Payment for deposit for investment                                               -        (5,868)
    Refund of deposit on equipment                                              10,746             -
    Proceeds on disposal of equipment                                            6,544             -
                                                                           --------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                            (68,065)     (105,016)
                                                                           --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable                                                 41,474             -
    Repayment on notes and loans payable                                      (265,742)     (186,630)
                                                                           --------------------------
NET CASH USED IN FINANCING ACTIVITIES                                         (224,268)     (186,630)
                                                                           --------------------------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH
EQUIVALENTS                                                                    139,035        94,556
                                                                           --------------------------

NET INCREASE (DECREASE) IN CASH  AND CASH EQUIVALENTS                              723       255,226

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               127,920        42,038
                                                                           --------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $   128,643   $   297,264
                                                                           ==========================

Supplemental disclosure of cash flow information, cash paid for interest   $    16,425   $     8,144
                                                                           ==========================
Supplemental disclosure of non cash information, equipment acquired
  under note payable                                                       $   240,610   $         -
                                                                           ==========================

See accompanying notes to condensed consolidated financial statements.

                 ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements

NOTE - 1 UNAUDITED STATEMENTS AND LIQUIDITY

The accompanying condensed consolidated financial statements of Alloy Steel International, Inc. ("us" or "the Company") as of June 30, 2006 and for the nine-month and three-month periods ended June 30, 2006 and 2005 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operations and cash flows for the interim periods. These unaudited condensed consolidated financial statements have been prepared by the Company pursuant to instructions to Form 10-QSB. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited consolidated financial statements included in the registrant's annual report on Form 10-KSB for the year ended September 30, 2005. The results of operations for the nine-month and three-month periods ended June 30, 2006 are not necessarily indicative of the results that may occur for the year ending September 30, 2006.

At June 30, 2006, the Company has a working capital deficit of $77,881 and an accumulated deficit of $1,027,211. The Company has continued to sustain losses from operations and for the nine months ended June 30, 2006, has incurred a net loss of $322,869 compared to a net income of $41,099 for the nine months ended June 30, 2005. The Company is reviewing options to raise additional future capital through debt and/or equity financing, although it currently has no commitments to do so. While management believes that its current cash resources should be adequate to fund its operations, the Company's long-term liquidity is dependent on its ability to successfully increase the present level of sales at a profitable margin.

NOTE - 2 NEW ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections." This statement generally requires retrospective application to prior periods' financial statements of voluntary changes in accounting principles unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Under the prior rules, changes in accounting principles were generally recognized by including in net income of the period of the previous guidance for reporting the correction of an error in previously issued financial statements, change in accounting estimate or justification of a change in accounting principle on the basis of preferability. This statement is effective for accounting changes made in the fiscal years beginning after December 15, 2005. Adoption of the provisions of the Statement is not expected to have a material effect on the operations or financial position of the Company.

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

NOTE  -  3  INVENTORIES

At June 30, 2006 (unaudited) and September 30, 2005, inventories consisted of the following:

                         June 30, 2006   Sept 30, 2005
Raw materials           $      264,837  $      217,878
Work in Progress                31,940         154,620
Finished goods                 262,225         283,936
                        ------------------------------
                        $      559,002  $      656,434
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

     OVERVIEW

We manufacture and distribute ArcoplateTM, a wear-resistant alloy overlay wear plate, through a patented production process. The patented process by which we manufacture Arcoplate enables us to smoothly and evenly apply overlay to a sheet of steel, creating a metallurgical bond between the alloy and the steel backing plate that is resistant to wear caused by impact and/or abrasion and helps prevent material from adhering or binding to equipment (referred to as "hangup"). We believe that, in the mining and mineral processing industries, wear is the primary cause of down time, the period when machinery is not in operation due to wear or malfunction. We believe that use of our Arcoplate product line will substantially reduce wear and hangup, resulting in decreased down time and increased productivity for our customers.

We also intend to commercially develop the 3-D Pipefitting Cladder process, a computer driven and software based mechanical system for depositing a profiled layer of wear resistant alloy onto interior surfaces of pipefittings, targeted for mining and dredging use. Design work for this is in an advanced stage and we expect to have prototype equipment completed within the next year.

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

     RESULTS  OF  OPERATIONS

     FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2006 COMPARED WITH THE THREE AND NINE MONTHS ENDED JUNE 30, 2005

     SALES

Alloy Steel had sales of $795,696 for the three months ended June 30, 2006, compared to $924,178 for the three months ended June 30, 2005. These sales consist solely of the sale of our Arcoplate product. Substantially all of our sales during the periods were denominated in Australian dollars. Sales were converted into U.S. dollars at the conversion rate of $0.74367 for the nine months ended June 30, 2006 and $0.768 for the nine months ended June 30, 2005 representing the average foreign exchange rate for the respective periods.

Alloy Steel had sales of $2,457,725 and $2,600,127 for the nine months ended June 30, 2006 and nine months ended June 30, 2005, respectively. These sales consist solely of the sale of our Arcoplate product.

The sales reduction was primarily due to the delay in receiving orders from end users due to their maintenance programmes.

     GROSS PROFIT AND COSTS OF SALES

Alloy Steel had cost of sales of $417,018 for the three months ended June 30, 2006, compared to $573,017 for the three months ended June 30, 2005. The gross profit amounted to $378,678 for the three months ended June 30, 2006 compared to $351,161 for the three months ended June 30, 2005. The gross profit percentage increased from 38.0% to 47.6%. The increase in gross profit percentage is primarily attributable to negotiating better raw material costs with suppliers.

Alloy Steel had cost of sales of $1,565,784 and $1,628,116 for the nine months ended June 30, 2006 and nine months ended June 30, 2005, respectively. Alloy Steel's gross profit was $891,941 or 36.3% of sales, and $972,011 or 37.4% of sales, for the respective nine month periods.

     OPERATING EXPENSES

Alloy Steel had no material operating expenses other than selling, general and administrative expenses for the three and nine months ended June 30, 2006 and 2005.

Alloy Steel had selling, general and administrative expenses of $433,558 for the three months ended June 30, 2006, compared to $337,287 for the three months ended June 30, 2005.

Alloy Steel had selling, general and administrative expenses of $1,259,581 and $938,435 for the nine months ended June 30, 2006 and 2005, respectively. Our operating expenses consist primarily of management salaries, marketing expenses and travel expenses.

Factors contributing to the increased expenditure for both the three month and nine month periods ended June 30, 2006, included additional staff employed, increased travel expenditure to assist marketing and depreciation of the completed manufacturing equipment.

     INCOME (LOSS) BEFORE TAXES

Alloy Steel's loss before income tax (benefit) was ($57,998) for the three months ended June 30, 2006, compared to an income of $22,236 for the three months ended June 30, 2005.

Alloy Steel had a loss before income tax (benefit) of ($322,869) and an income of $41,099 for the nine months ended June 30, 2006 and nine months ended June 30, 2005, respectively.

Factors contributing to the loss before income tax for both the three month and nine month periods ended June 30, 2006, include the delays in orders received from customers, and the increased expenditure of additional staff employed, increased travel expenditure to assist marketing and depreciation of the completed manufacturing equipment.

     NET INCOME (LOSS)

Alloy Steel had a net loss of ($57,998), or ($0.003) per share, for the three months ended June 30, 2006, compared to a net income of $22,236, or $0.001 per share, for the three months ended June 30, 2005.

Alloy Steel had a net loss of ($322,869), or ($0.019) per share, and a net income of $41,099, or $0.002 per share for the nine months ended June 30, 2006 and 2005, respectively.

     LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended June 30, 2006, net cash provided by operating activities was $154,021 despite a net loss of $322,869. This was primarily due to an adjustment for depreciation and amortization of $127,058 to reconcile net income (loss) to net cash provided by operating activities and an increase in cash and cash equivalents attributable to changes in operating assets and liabilities of $355,781, which consisted primarily of an increase in accounts receivable of $284,446 and an income tax receivable of $294,150, and was offset by an increase in accounts payable and other current liabilities of $416,064.

The positive cash result has been generated by the allowance of research and development concessions to the Company by the relevant Australian government authorities. Future cashflows from sales are anticipated to be sufficient to sustain the Company's operations. The Company is also reviewing available options to raise capital in alternative markets, although it currently has no commitments to do so.

As of June 30, 2006, we had a working capital deficit of $77,881.

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

     SIGNIFICANT  CHANGES  IN  NUMBERS  OF  EMPLOYEES

No significant change in the number of employees is anticipated in the next three months.

     PURCHASE  OR  SALE  OF  PLANT  AND  SIGNIFICANT  EQUIPMENT

We have no material commitments for financing to purchase or construct machinery to expand our capacity to produce Arcoplate or the machinery for the 3-D Pipefitting Cladder process.

     EFFECT  OF  RECENT  ACCOUNTING  PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ('SFAS") No. 154, "Accounting Changes and Error Corrections." This statement generally requires retrospective application to prior periods' financial statements of voluntary changes in accounting principles unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Under the prior rules, changes in accounting principles were generally recognized by including in net income of the period of the previous guidance for reporting the correction of an error in previously issued financial statements, change in accounting estimate or justification of a change in accounting principle on the basis of preferability. This statement is effective for accounting changes made in the fiscal years beginning after December 15, 2005. Adoption of the provisions of the Statement is not expected to have a material effect on the operations or financial position of the Company.

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

During the quarter under report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                     PART II
                                OTHER INFORMATION
                                -----------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

We held our Annual Meeting of Stockholders on June 27, 2006. The item presented was as follows:

     To ratify the appointment of Rothstein Kass & Company, Certified Public Accountants PC as Auditors for the Company for the fiscal year ending September 30, 2006: Rothstein Kass & Company, Certified Public Accountants PC was ratified as the Company's auditors with 10,798,000 votes for, nil votes against and nil abstentions.

ITEM 6. EXHIBITS

           31.1 Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

           31.2 Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

           32.2 Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

           32.2 Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 14, 2006                          ALLOY STEEL INTERNATIONAL, INC.


                                                By: /s/ Alan Winduss
                                                   ----------------------------
                                                    Alan Winduss,
                                                    Chief Financial Officer
                                                   (Principal Financial Officer)