Form 10KSB
period 2006-09-30
ALLOY STEEL INTERNATIONAL INC
filed 2006-12-22
CIK 1127454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                                   For the fiscal year ended September 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the transition period from ____ to ____

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

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes:  [X]   No:  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB [X]

The issuer's revenues for the fiscal year ended September 30, 2006 was $3,386,083.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of November 30, 2006 was $4,576,500.

As of November 30, 2006, the issuer had a total of 16,950,000 shares of common stock outstanding.

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

     The claims with respect to the properties of Arcoplate, such as bond strength, specific hardness, density, hardness, resonance and wear resistance, have been subjected to studies and testing, by independent laboratories, universities and other recognized testing facilities, including Aust-Amet Pty Ltd and Central Power Research Institute of Bangalore India. Commercial fees were paid to Aust-Amet Pty Ltd while no fees were paid to the Power Research Institute of Bangalore and the National Research Council of Canada.

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

     Arcoplate products are currently distributed to customers in the United States, South America, India, Indonesia, Singapore, South Africa, Japan, China, Canada, Malaysia and other countries as well as being extensively used in the mining industry in Australia.

     3-D PIPEFITTING CLADDER PROCESS

     We have recommenced the development of the 3-D Pipefitting Cladder process. This has been badly delayed however due to the shortage of suitable engineering staff in Australia who would be able to work on the project. This is a computer-driven and software-based mechanical system for depositing a profiled layer of wear resistant alloy onto interior surfaces of pipefittings, used in the dredging, mining, mineral processing, coal-fired power generation, cement manufacturing, and oil refinery industries. Due to their angled and/or curved structures, material does not flow uniformly through pipefittings, meaning pipefittings generally have higher wear, resulting in a much shorter working life, than ordinary straight pipe.

     The 3-D Pipefitting Cladder process under development will be based upon the patented production process we use to make Arcoplate and will enable a wear resistant alloy coating to be applied to interior surfaces of pipefittings at the point where wear is most likely to occur. We believe that the 3-D Pipefitting Cladder process will overcome many of the problems associated with pipefitting wear and greatly reduce production losses due to down time and pipe replacement.

     With the new Arcoplate production machine now completed and operational engineering time is now being spent on development of the 3-D Pipefitting Cladder process.

     SALES AND MARKETING STRATEGY

     The company's objective is to become an international market leader in wear-resistant alloy steel products and to establish significant market share and brand awareness for Arcoplate within the mining, mineral-processing and steel industries. We believe that we can capitalize on our existing patented process for producing Arcoplate through the direct manufacture and sale of Arcoplate-based products to original equipment manufacturers and distributors worldwide. We are establishing market presence by visiting international and domestic trade shows, presenting technical papers at industry conferences, and appointing distributors who will be trained to present and promote Arcoplate products as a solution for wear-related problems.

     In the year ended September 30, 2006, one customer accounted individually for at least 10% of our annual sales.

     We anticipate incurring increased expenditures in connection with our marketing activities. Our marketing activities are also expected to include substantial engineering support to assist in the development of products for specific customer requirements and certain markets.

     We are marketing Arcoplate products to consultant engineering companies both internationally and in Australia in order that they may ultimately incorporate Arcoplate materials into their equipment and plant designs. We will offer the services of our own engineering department to assist these engineers with design planning to optimize solutions for wear and material flow situations.

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

     MANUFACTURING AND SUPPLY

     The raw materials we employ are principally steel and a proprietary alloy compound. We presently purchase steel plate and alloy materials from various suppliers. Four of our suppliers, Cometals, Intersteel Pty Ltd, A & C Trading
(WA) Pty Ltd and Bisley & Company Pty Ltd, account for more than 55% of the raw material we require. We also rely heavily on the use of fluxes, compounds designed to remove impurities, during the manufacturing process. We purchase our requirements for fluxes from various suppliers. We cannot assure you that we will be able to continue to obtain desired quantities of steel, alloy materials and fluxes on a timely basis at reasonable prices and upon favorable terms. We monitor the quality of our products by frequent tests and material certification, and maintain a strict internal quality control system to monitor the quality of production.

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

     EMPLOYEES

     We employed 25 persons on a full-time basis and one contract employee as of November 30, 2006, including two executive officers, five administrative personnel, four marketing personnel and 15 manufacturing personnel. None of our employees are members of a labor union. We consider our relationship with our employees to be good.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We held our Annual Meeting of Stockholders on June 4, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock is traded on the Over the Counter Bulletin Board. The following table sets forth the range of high and low bid quotations for our common stock for each calendar quarter within the last two years.

                                          Bid Price Per Share
                                         ----------------------
          Year ended September 30, 2006     High        Low
          -----------------------------  ----------  ----------
          October 1 - December 31, 2005  $     0.52  $     0.38

          January 1 - March 31, 2006     $     0.48  $     0.18

          April 1 - June 30, 2006        $     0.24  $     0.31

          July 1 - September 30, 2006    $     0.20  $     0.20


          Year ended September 30, 2005     High        Low
          -----------------------------  ----------  ----------

          October 1 - December 31, 2004  $     0.40  $     0.20

          January 1 - March 31, 2005     $     0.84  $     0.28

          April 1 - June 30, 2005        $     0.50  $     0.20

          July 1 - September 30, 2005    $     0.19  $     0.18

     The above prices were obtained from Nasdaq, Inc. The quotations represent inter-dealer quotations, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

     As of November 30, 2006, there were approximately 133 holders of record of our common stock.

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

     RESULTS OF OPERATIONS

     SALES

     Alloy Steel had sales of $3,386,083 for the year ended September 30, 2006, compared to sales of $3,620,457 for the year ended September 30, 2005. These sales consist solely of the sale of our Arcoplate product. Substantially all of our sales during the periods were denominated in US dollars. Sales denominated in Australian dollars were converted into U.S. dollars at the conversion rate of $0.74705 and $0.76618, representing the average foreign exchange rate for the years ended September 30, 2006 and 2005 respectively. The decrease was due primarily to the timing of orders being received in September and this position will reflect in the December quarter.

     COSTS OF SALES

     Alloy Steel had cost of sales of $2,057,385 for the year ended September 30, 2006, compared to cost of sales of $2,323,100 for the year ended September 30, 2005. The gross profit amounted to $1,328,698 compared to $1,297,357 for the year ended September 30, 2005. The gross profit percentage increased due to a higher selling price being achieved on Australian sales to 39.2% in 2006 from 35.8% in 2005.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Alloy Steel had selling, general and administrative expenses of $1,763,517 for the year ended September 30, 2006, compared to $1,382,548 in the year ended September 30, 2005. The increase was primarily due to the increased marketing and promotional activity of the company and the impost of a full year's depreciation of the developed manufacturing mill being charged in the accounts in the year ending September 30, 2006.

     LOSS BEFORE INCOME TAX EXPENSE (BENEFIT)

     Our loss before tax expense (benefit) was $408,721 for the year ended September 30, 2006, compared to a loss before income tax expense (benefit) of $74,518 for the year ended September 30, 2005.

     INCOME TAX EXPENSE (BENEFIT)

     Alloy Steel had income tax benefit of ($134,695) for the year ended September 30, 2006 compared to an income tax benefit of ($313,676) for the year ended September 30, 2005. The prior year's income tax expense relates to taxes payable in Australia.

     NET INCOME (LOSS)

     We had a net loss of ($274,026) or ($0.02) per share, for the year ended September 30, 2006, compared to a net income of $239,158 or $0.01 per share for the year ended September 30, 2005.

     LIQUIDITY

     For the year ended September 30, 2006, net cash provided by operating activities was $112,700 despite a net loss of $274,026. This was primarily due to an adjustment for depreciation and amortization of $175,631 to reconcile net income (loss) to net cash provided by operating activities and an increase in cash and cash equivalents attributable to changes in operating asses and liabilities of $217,071, which consisted primarily of an increase in accounts receivable of $61,400 and an income tax receivable of $160,792, and was offset by an increase in accounts payable and other current liabilities of $200,364.

     The positive cash result has been generated by the allowance of research and development concessions to the company by the relevant Australian government authorities. Future cash flows from sales are anticipated to be sufficient to sustain the Company's operations. The Company is also reviewing available options to raise capital in alternative markets, although it currently has no commitments to do so.

     As of September 30, 2006, we had a working capital deficit of $153,786.

     The Company is obligated under various contractual commitments over the next five years. The following is a summary of the five-year commitments of the Company as of September 30, 2006:

                                          LESS THAN                           AFTER
                                 TOTAL      1 YEAR   1-3 YEARS   4-5 YEARS   5 YEARS
CONTRACTUAL OBLIGATIONS
Long term debt                    282,725    65,966     119,852      96,907        -
Operating leases                  318,750    85,000     170,000      63,750        -
                               -----------------------------------------------------

Total contractual obligations  $  601,475  $150,966  $  289,852  $  160,657        -

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

     We anticipate hiring 3 additional manufacturing employees in the next 12 months.

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

     ALLOWANCE FOR DOUBTFUL ACCOUNTS

     We do not believe there is a need for a provision for doubtful accounts as of September 30, 2006.

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

     WE HAVE A LIMITED CUSTOMER BASE.

     At present, our customer base consists primarily of companies involved in the mining and dredging industries. Our ability to operate depends on increasing our customer base and achieving sufficient gross profit margins. We cannot assure you that we will be able to increase our customer base or to operate profitably. If any of our major customers stop or delay its purchases of our products, our revenue and profitability would be adversely affected. For the year ended September 30, 2006, three customers accounted for 28.4% of our sales. We anticipate that sales of our products to relatively few customers will continue to account for a significant portion of our revenue. If these customers cancel or delay their purchase orders, our revenue may decline. We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at the levels of previous periods or that we will be able to obtain orders from new customers. Although our financial performance depends on large orders from key customers and resellers, we do not have binding commitments from any of them.

     OUR COMMON STOCK IS DEEMED TO BE "PENNY STOCK", WHICH MAY MAKE IT MORE DIFFICULT FOR SHAREHOLDERS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS.

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

     Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for our shareholders to resell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

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

     Many of our competitors (including those identified above) are substantially larger than Alloy Steel and have significantly greater financial, marketing, technical and manufacturing resources with more established distribution channels. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. Furthermore, some of our competitors may make strategic acquisitions or establish cooperative relationships to increase their ability to rapidly gain market share by addressing the needs of our prospective customers. These competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions. If any technology is more reliable, resistant, and less expensive or has other advantages over our technology, then the demand for our products and services would decrease, which would seriously harm our business.

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

ITEM 7. FINANCIAL STATEMENTS.

     Our audited consolidated financial statements for the year ended September 30, 2006 appear following Item 14 of this report and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

     Based on their evaluation of our disclosure controls and procedures (as defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934 (the "Exchange Act")), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-KSB such disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 8B. OTHER INFORMATION

     None.

                                    PART III

ITEM. 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
        WITH SECTION 16(a) OF THE EXCHANGE ACT

     Our present directors and executive officers are as follows:

NAME             AGE  POSITION
---------------  ---  ----------------------------------------
Gene Kostecki     61  President, Chief Executive Officer and a
                      Director

Alan C. Winduss   65  Chief Financial Officer, Secretary and a
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

     COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors, and persons who beneficially own more than ten percent of a registered class of our equity securities are required by the regulations of the Commission to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to us, during the fiscal year ended September 30, 2006, our officers, directors, and greater than ten percent beneficial owners complied with all Sections 16(a) filing requirements applicable to them.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth the annual cash compensation for services rendered by our Chief Executive Officer for the fiscal year ended September 30, 2006. No other executive officer earned or secured more than $100,000 in salary and bonus for services rendered during the fiscal year ended September 30, 2006:

                                SUMMARY COMPENSATION TABLE

                                    ANNUAL COMPENSATION
                                 ------------------------
                                                            LONG-TERM     ALL OTHER
NAME AND POSITION       YEAR       SALARY        BONUS     COMPENSATION  COMPENSATION
-------------------  ----------  -----------  -----------  ------------  ------------
Gene Kostecki              2006  $   150,000  $         0             -             -
President and Chief        2005  $   150,000  $         0             -             -
Executive Officer          2004  $   150,000  $         0             -             -

     STOCK OPTION PLAN

     In May 2000, we adopted the 2000 Stock Option Plan. The purpose of the plan is to enable us to attract, retain and motivate key employees, directors, and consultants, by providing them with stock options. Options granted under the plan may be either incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. We have reserved 2,000,000 shares of common stock for issuance under the plan. As of November 30 2006, no options had been granted pursuant to the plan.

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

     EMPLOYMENT AGREEMENTS

     There are currently no employment agreements in place with either Mr. Gene Kostecki, our President and Chief Executive Officer, or Mr. Alan Winduss, our Chief Financial Officer and Secretary. New agreements are expected to be finalized by December 31, 2006.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of November 30 2006, the number and percentage of outstanding shares of common stock beneficially owned by:

     - each person who we know beneficially owns more than 5% of the outstanding shares of our common stock;

     -    each of our executive officers and directors; and

     -    all of our officers and directors as a group.

     Except as otherwise noted, the persons named in this table, based upon information provided by these persons, have sole voting and investment power with respect to all shares of common stock owned by them. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options or warrants held by such person that are exercisable within 60 days of November 30, 2006, but excludes shares of common stock underlying options or warrants held by any other person. Unless otherwise indicated, the address of each beneficial owner is c/o Alloy Steel, 42 Mercantile Way Malaga, P.O. Box 3087 Malaga D C 6945, Western Australia.

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

     At September 30, 2006 we had a non-interest bearing loan of approximately $147,000 payable to an entity controlled by Mr Gene Kostecki. The loan has no stated repayment terms and is unsecured.

ITEM 13. EXHIBITS

EXHIBIT NO.  DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------------
3.1          Certificate of Incorporation*

3.2          By-laws*

4.1          Specimen Certificate*

10.1         2000 Stock Option Plan*

10.2         License Agreement, dated May 4, 2000, between Alloy Steel and Kenside Investments, Ltd.*


EXHIBIT NO.  DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------------

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

32.1         Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C.
             1350**

32.2         Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

      *   Previously filed. See Exhibit Index.
     **   Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The Board of Directors reviewed all services performed for the company by Rothstein Kass & Company, P.C and Bentleys MRI Brisbane Partnership, our independent auditors, for the fiscal year ended September 30, 2006, within and outside the scope of their quarterly and annual auditing function. The company replaced Messrs Rothstein Kass & Company PC as independent auditors with Bentleys MRI in September 2006. The aggregate fees billed by our independent auditors for each of the last two fiscal years are as follows:

                     2006    2005
                    ------  ------
Audit Fees          53,103  48,212

Audit-Related Fees       -       -

Tax Fees                 -       -

All Other Fees           -       -

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


Dated: December 22, 2006                ALLOY STEEL INTERNATIONAL, INC.
                                        (Registrant)


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

/s/ Gene Kosetcki               Director and
-----------------       President and Chief Executive      December 22, 2006
Gene Kostecki      Officer (Principal Executive Officer)

/s/ Alan Winduss                Director and
-----------------      Chief Financial Officer and         December 22, 2006
Alan C. Winduss    Secretary (Principal Financial and
                             Accounting Officer)

                         Alloy Steel International, Inc.

                      Annual Report on Form 10-KSB for the
                          Year Ended September 30, 2005

                                  EXHIBIT INDEX

EXHIBIT NO.  DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------------
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

10.15        Amendment dated July 1, 2004, to Employment Agreement between Alloy Steel and Gene Kostecki.
             [Incorporated by reference to Exhibit 10.4 to the Registration Statement.]

10.16        Amendment dated July 1, 2004, to Employment Agreement between Alloy Steel and Alan Winduss.
             [Incorporated by reference to Exhibit 10.5 to the Registration Statement.]

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

31.2         Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1         Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2         Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

                         ALLOY STEEL INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                               SEPTEMBER 30, 2006

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(ITEM 7)



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM       F-2


CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheet
    September 30, 2006                                        F-3

  Consolidated Statements of Operations
    Years ended September 30, 2006 and 2005                   F-4

  Consolidated Statements of Stockholders' Equity
    Years ended September 30, 2006 and 2005                   F-5

  Consolidated Statements of Cash Flows
    Years ended September 30, 2006 and 2005                   F-6

  Notes to Consolidated Financial Statements             F-7 - 15

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Alloy Steel International, Inc.

We have audited the accompanying consolidated balance sheet of Alloy Steel International, Inc. and Subsidiary (the "Company") as of September 30, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years ended in the two year period September 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2006, and the results of its operations and its cash flows for each of the years ended in the two year period September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.


                                    /s/Bentleys  MRI  Brisbane  Partnership


Brisbane,  Australia
December  22,  2006

                 ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                               September 30, 2006


                                ASSETS

CURRENT ASSETS
  Cash and cash equivalents                              $   18,955
  Accounts receivable                                       519,894
  Inventories                                               530,530
  Prepaid expenses and other current assets                  70,786
                                                         -----------
    Total current assets                                  1,140,165
                                                         -----------

PROPERTY AND EQUIPMENT, net                               1,888,228
                                                         -----------

OTHER ASSETS
  Other                                                      10,034
  Deferred tax assets                                       135,326
  Intangibles                                                90,512
                                                         -----------
    Total other assets                                      235,872
                                                         -----------

                                                         $3,264,265
                                                         ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable, current portion                         $   65,966
  Notes payable, officers, current portion                   51,958
  Accrued officers' salaries                                309,398
  Royalties payable, related party                          327,134
  Accounts payable and other current liabilities            539,495
                                                         -----------
    Total current liabilities                             1,293,951
                                                         -----------
LONG-TERM LIABILITIES
  Notes payable, less current portion                       216,759
  Notes payable, officers, less current portion              96,799
  Employee entitlement provisions                             6,379
  Loan payable, related party                               147,674
                                                         -----------
    Total long-term liabilities                             467,611
                                                         -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, authorized 3,000,000
  shares; issued and outstanding - none                           -
  Common stock, $.01 par value, authorized  50,000,000
  shares; issued and outstanding 16,950,000 shares          169,500
  Capital in excess of par value                          1,773,382
  Accumulated deficit                                      (978,368)
  Accumulated other comprehensive income                    538,189
                                                         -----------
    Total stockholders' equity                            1,502,703
                                                         -----------

                                                         $3,264,265
                                                         ===========

          See accompanying notes to consolidated financial statements

                 ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended September 30, 2006 and 2005

                                                         2006          2005
                                                     ------------  ------------
SALES                                                $ 3,386,083   $ 3,620,457

COST OF SALES                                          2,057,385     2,323,100
                                                     ------------  ------------

GROSS PROFIT                                           1,328,698     1,297,357

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                               1,763,517     1,382,548
                                                     ------------  ------------

LOSS FROM OPERATIONS                                    (434,819)      (85,191)
                                                     ------------  ------------

OTHER INCOME (EXPENSE)
  Interest income                                         31,887        14,402
  Interest expense                                       (22,218)      (10,728)
  Insurance recovery                                      10,409         6,974
  Commission received                                         44            25
  Profit on disposal of property and equipment             5,976             -
                                                     ------------  ------------
                                                          26,098        10,673
                                                     ------------  ------------

INCOME (LOSS) BEFORE INCOME TAX (EXPENSE) BENEFIT       (408,721)      (74,518)

INCOME TAX (EXPENSE) BENEFIT                             134,695       313,676
                                                     ------------  ------------

NET INCOME (LOSS)                                    $  (274,026)  $   239,158
                                                     ============  ============

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE     $     (0.02)  $      0.01
                                                     ============  ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  USED IN COMPUTING BASIC AND DILUTED INCOME (LOSS)
  PER COMMON SHARE                                    16,950,000    16,950,000
                                                     ============  ============


          See accompanying notes to consolidated financial statements

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             Years Ended September 30, 2006 and 2005

                                                                                                   Accumulated
                                Common Stock         Capital                                          Other            Total
                            --------------------    in excess     Accumulated    Comprehensive    Comprehensive    Stockholders'
                              Shares     Amount    of par value     Deficit          Income           Income           Equity
                            ----------  --------  -------------  -------------  ---------------  ---------------  ---------------
Balances, September 30,
  2004                      16,950,000  $169,500  $   1,773,382  $   (943,500)                   $      474,541   $    1,473,923

Net Income                                                            239,158   $      239,158                           239,158

Other comprehensive
  income, foreign currency
  translation adjustment                                                               103,004          103,004          103,004
                                                                                ---------------

Total comprehensive
  income - Year ended
  September 30, 2005                                                                   342,162
                                                                                ===============
                            ----------  --------  -------------  -------------                   ---------------  ---------------
Balances, September 30,
  2005                      16,950,000   169,500      1,773,382      (704,342)                          577,545        1,816,085

Net Loss                                                             (274,026)        (274,026)                         (274,026)

Other comprehensive
  Income, foreign currency
  translation adjustment                                                               (39,356)         (39,356)         (39,356)
                                                                                ---------------

Total comprehensive
  income - Year ended
  September 30, 2006                                                            $     (313,382)
                                                                                ===============
                            ----------  --------  -------------  -------------                   ---------------  ---------------

Balances, September 30,
  2006                      16,950,000  $169,500  $   1,773,382  $   (978,368)                   $      538,189   $    1,502,703
                            ==========  ========  =============  =============                   ===============  ===============

          See accompanying notes to consolidated financial statements

                        ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Years ended September 30, 2006 and 2005

                                                                          2006        2005
                                                                       ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(274,026)  $ 239,158
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
    Depreciation                                                         175,631     149,381
    Deferred income taxes                                                      -        (209)
    Profit on disposal of property and equipment                          (5,976)          -
    Increase (decrease) in cash and cash equivalents
      attributable to changes in operating assets and liabilities:
        Accounts receivable                                               61,400     279,004
        Inventories                                                      114,287    (234,594)
        Income taxes receivable                                          160,792    (327,960)
        Prepaid expenses and other current assets                         (4,346)      2,176
        Accrued officer's salaries                                        85,302      35,801
        Accounts payable and other current liabilities                  (200,364)    248,537
        Income taxes payable                                                   -     (11,830)
                                                                       ----------  ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      112,700     379,464
                                                                       ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                  (121,476)   (167,437)
    Payment on deposit for investment                                          -      (6,847)
    Proceeds on disposal of property and equipment                         6,574           -
                                                                       ----------  ----------
NET CASH USED IN INVESTING ACTIVITIES                                   (114,902)   (174,284)
                                                                       ----------  ----------
NET CASH USED IN FINANCING ACTIVITIES, repayment on
notes and loan payables                                                 (345,473)   (239,358)
                                                                       ----------  ----------
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                                   238,710     120,060
                                                                       ----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (108,965)     85,882

CASH AND CASH EQUIVALENTS, beginning of year                             127,920      42,038
                                                                       ----------  ----------
CASH AND CASH EQUIVALENTS, end of year                                 $  18,955   $ 127,920
                                                                       ==========  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, cash paid during the years for:

  Income taxes                                                         $       -   $  26,325
                                                                       ==========  ==========
  Interest                                                             $  22,218   $  10,728
                                                                       ==========  ==========
SUPPLEMENTAL DISCLOSURES OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES,
    Equipment acquired under notes payable                             $ 244,203   $  21,095
                                                                       ==========  ==========


          See accompanying notes to consolidated financial statements

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

Advertising

Advertising costs are charged to operations as incurred and were approximately $26,000 and $12,000 for the years ended September 30, 2006 and 2005, respectively.

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

3.     INVENTORIES

Inventories consist of the following at September 30, 2006:

     Raw materials     $284,814
     Work in progress    49,990
     Finished goods     195,726
                       --------
                       $530,530
                       ========

4.     PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following at September 30, 2006:

     Prepaid expenses       $26,352
     Income tax receivable   44,434
                            -------
                            $70,786
                            =======

5.     PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2006:

     Plant and equipment            $2,334,219
     Furniture and fixtures             28,726
     Vehicles                          106,236
     Leasehold Improvements             14,747
     Office and computer equipment     107,674
                                    ----------
                                     2,591,602
     Less accumulated depreciation     703,374
                                    ----------
                                    $1,888,228
                                    ==========

Depreciation expense for the years ended September 30, 2006 and 2005 was approximately $175,000 and $149,000, respectively. At September 30, 2006, property and equipment included approximately $413,000 and accumulated depreciation included approximately $150,000 related to assets acquired under notes payable.

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


6.     NOTES PAYABLE

Notes payable at September 30, 2006 consists of the following:

     Note payable (a)       $  7,803
     Note payable (b)         10,442
     Note payable (c)         16,868
     Note payable (d)        187,468
     Note payable (e)         34,663
     Note payable (f)         25,481
                            --------
                             282,725
     Less current portion     65,966
                            --------
                            $216,759
                            ========

(a) The note is payable in monthly installments of $628 including interest at a rate of 7.75% per annum, with a final payment in April 2007. The note is collateralized by the underlying equipment and is guaranteed by the officers of the Company.

(b) The note is payable in monthly installments of $410 including interest at a rate of 7.9% per annum, with a final payment in January 2009. The note is collateralized by the underlying equipment and is guaranteed by the officers of the Company.

(c) The note is payable in monthly installments of $321 including interest at a rate of 7.61% per annum, with a final payment in March 2010. The note is collateralized by the underlying equipment and is guaranteed by the officers of the Company.

(d) The note is payable in monthly installments of $3,782 including interest at a rate of 7.25% per annum, with a final balloon payment in November 2010. The note is collateralized by the underlying equipment and is guaranteed by the officers of the Company.

(e) The note is payable in monthly installments of $1,316 including interest at a rate of 9.1% per annum, with a final payment in January 2009. The note is collateralized by the underlying equipment and is guaranteed by the officers of the Company.

(f) The note is payable in monthly installments of $582 including interest at a rate of 7.61% per annum, with a final balloon payment in February 2010. The note is collateralized by the underlying equipment and is guaranteed by the officers of the Company.

Aggregate annual principal payments for each of the following years are as follows:

     YEAR ENDING SEPTEMBER 30,
     2007                       $ 65,966
     2008                         64,144
     2009                         55,708
     2010                         57,727
     2011                         39,180
                                --------

                                $282,725
                                ========

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


7.     NOTES PAYABLE, OFFICERS

Notes payable, officers at September 30, 2006 consists of the following:

     Note payable (a)       $ 50,252
     Note payable (b)         98,505
                            --------
                             148,757
     Less current portion     51,958
                            --------
                            $ 96,799
                            ========


(a) The note is payable in monthly installments of $1,498 including interest at a rate of 1% per annum, with a final payment in June 2009. The note is unsecured and is due to an officer of the Company.

(b) The note is payable in monthly installments of $2,936 including interest at a rate of 1% per annum, with a final payment in June 2009. The note is unsecured and is due to an officer of the Company.

Aggregate annual principal payments for each of the following years are as follows:

     YEAR ENDING SEPTEMBER 30,
     2007                       $ 51,958
     2008                         52,479
     2009                         44,320
                                --------

                                $148,757
                                ========

8.     LOAN PAYABLE, RELATED PARTY

As of September 30, 2006, the Company has a non-interest bearing loan payable to a related party with no stated repayment terms of approximately $147,674. The loan payable is not expected to be repaid before October 1, 2007.

9.     INCOME TAXES

Income (loss) before income tax expense (benefit) for the years ended September 30, 2006 and 2005 were derived in the following jurisdictions:

                  2006       2005
     Australia  (293,266)  (66,515)
     US         (115,455)   (8,003)
                -------------------

                (408,721)  (74,518)
                ===================

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.     INCOME TAXES (CONTINUED)

The components of income tax expense (benefit) are as follows for the years ended September 30, 2006 and 2005:

                  2006       2005
     CURRENT
       Foreign   (46,725)  (312,267)

     DEFERRED
       Foreign   (87,970)    (1,409)
                --------------------

                (134,695)  (313,676)
                ====================

As of September 30, 2006, the Company had US net operating loss carryforwards of approximately $1,614,515 expiring through 2025.

The components of the deferred tax assets and liabilities consist of the following at September 30, 2006 and 2005:

                                           2006      2005
     Deferred tax assets
       Net operating loss carryforwards  710,534   509,680
       Other                              29,663    28,564
                                         ------------------
                                         740,197   538,244
     Less valuation allowance            565,080   509,680
                                         ------------------
                                         175,117    28,564
                                         ==================
     Deferred tax liabilities
       Other                             (39,791)   (7,355)
                                         ==================
     Deferred tax assets, net            135,326    21,209
                                         ==================

SFAS No. 109, requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred income tax asset will not be realized. The change in the valuation allowance amounted to approximately $40,000 and $3,000 for the years ended September 30, 2006 and 2005, respectively. The ultimate realization of this deferred income tax asset depends on the Company's ability to generate sufficient taxable income in future years

The Company also has certain foreign tax credits available for future use.

The effective tax rate in 2006 and 2005 differs from the U.S. federal statutory rate as follows:

                                        2006    2005
     U.S. federal statutory rate        (35%)   (34%)
     Change in valuation allowance        10%      -
     Change in estimated research
       and development credit              -       -
     Refund related to prior years
       research and development credit     -   (312%)
     Over accrual from prior year       (11%)   (83%)
     Other                                 3%      8%
                                        -------------
     Effective tax rate                 (33%)  (421%)
                                        =============

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


10.     STOCK OPTIONS

During 2000, the Company's Board of Directors (the Committee) adopted, and the stockholders approved, the 2000 stock option plan (the Plan) pursuant to which 500,000 shares of common stock were reserved for issuance upon the exercise of options granted to key employees, members of the Committee and consultants of the Company. Options under the Plan may be incentive stock options, nonqualified stock options, or any combination thereof, and the Committee may grant options at an exercise price which is not less than the fair market value on the date such options are granted. The Plan further provides that the maximum period in which stock options may be exercised will be determined by the Committee, except that they may not be exercisable after ten years from the date of grant or five years from the date of grant for any person owning more than ten percent of the voting power of all classes of the Company's stock. For the years ending September 30, 2006 and 2005, there were no stock options granted or outstanding stock options.

11.     COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases its office and manufacturing space from a related party for approximately $85,000 per annum plus certain expenses (as defined in the agreement). The lease expires on June 30, 2010.

Rent expense for the years ended September 30, 2006 and 2005 was approximately $85,000 in each year.

Royalty  Agreements

The Company has a licensing agreement with a related party of which relates to the sale of all products sold in the United States of America. Under the terms of the agreement, the Company is required to pay royalties of 2% on the net sales of these products, calculated at the end of each quarter. The agreement expires in 2025 and has three ten-year renewal options to extend unless written notice of non-renewal is given by either party within 120 days prior to its expiration. At September 30, 2006, approximately $327,000 was payable under this agreement and is included in accounts payable and other current liabilities.

Royalty expense was approximately $65,000 and $69,000 for the years ended September 30, 2006 and 2005, respectively.

Employment  Agreements

The Company has employment agreements with two of its executives, who are principal stockholders, requiring the payment of a minimum annual base compensation of approximately $80,000 and $150,000, adjusted semi-annually for increases approved by the Board of Directors, but not less than the base year amount, plus incentive compensation based on the executives performance and the Company's success. The agreements were automatically renewed for an additional year starting on June 13, 2005, since neither party gave notice of non-renewal within 180 days prior to their expiration. New agreements are currently being negotiated with these executives. Approximately $170,000 has been expensed under these agreements in the years ended September 30, 2006 and 2005, and is included in selling, general and administrative expenses.

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.     MAJOR  CUSTOMERS,  SUPPLIERS  AND  GEOGRAPHIC  INFORMATION

The Company had revenues from three customers and one customer for each of the years ended September 30, 2006 and 2005, of approximately $960,000 and $721,000, respectively. Accounts receivable due from the respective customers were approximately $nil at September 30, 2006 and 2005.

For the years ended September 30, 2006 and 2005, the Company purchased approximately 47% and 41% of its inventories from three and two suppliers, respectively.


For the years ended September 30, 2006 and 2005, revenues were derived from the following:

-------------------------
            2006    2005
-------------------------
-------------------------
Australia   64  %   50  %
-------------------------
Americas    23  %   26  %
-------------------------
Other       13  %   24  %
-------------------------

-------------------------
           100  %  100  %
-----------==============