Form 10QSB
period 2006-12-31
ALLOY STEEL INTERNATIONAL INC
filed 2007-02-13
CIK 1127454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2006

     [ ]  TRANSITION  REPORT  UNDER  SECTION  13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ____________ to ____________

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


     There were 16,950,000 shares of Common Stock outstanding as of January 31, 2007.


     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

PART I

                                             PART 1
                                      FINANICAL INFORMATION
                                      ---------------------

ITEM 1.     FINANCIAL STATEMENTS
            --------------------

                            ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                                 Condensed Consolidated Balance Sheets

                                                                        December 31,    September 30,
                                                                            2006            2006
                                                                        (unaudited)
                                             ASSETS
                                             ------
CURRENT ASSETS
Cash and cash equivalents                                              $     489,857   $       18,955
Accounts receivable, less allowance for doubtful accounts
 of $nil at December 31, 2006 and September 30, 2006                         886,556          519,894
Inventories                                                                  551,152          530,530
Prepaid expenses and other current assets                                     82,993           70,786
                                                                       -------------------------------
TOTAL CURRENT ASSETS                                                       2,010,558        1,140,165
                                                                       -------------------------------

PROPERTY AND EQUIPMENT, net                                                2,032,109        1,888,228
                                                                       -------------------------------
OTHER ASSETS
Intangibles                                                                   90,512           90,512
Deferred tax assets                                                          143,028          135,326
Other                                                                         10,605           10,034
                                                                       -------------------------------
                                                                             244,145          235,872
                                                                       -------------------------------

TOTAL ASSETS                                                           $   4,286,812   $    3,264,265
                                                                       ===============================

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable, current portion                                                74,118           65,966
Notes payable, officers, current portion                                      55,099           51,958
Accrued officers' salaries                                                   329,129          309,398
Royalties payable, related party                                             364,075          327,134
Accounts payable and other current liabilities                               751,184          539,495
                                                                       -------------------------------
TOTAL CURRENT LIABILITIES                                                  1,573,605        1,293,951
                                                                       -------------------------------

LONG-TERM LIABILITIES
Notes payable, less current portion                                          237,716          216,759
Notes payable, officers, less current portion                                 83,771           96,799
Employee entitlement provisions                                                7,600            6,379
Loan payable, related party                                                  149,609          147,674
                                                                       -------------------------------
TOTAL LONG-TERM LIABILITIES                                                  478,696          467,611
                                                                       -------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock: $0.01 par value; authorized 3,000,000 shares; issued and outstanding - none
Common Stock: $0.01 par value; authorized 50,000,000 shares;
 16,950,000 issued and outstanding                                           169,500          169,500
Additional paid-in-capital                                                 1,773,382        1,773,382
Accumulated other comprehensive income                                       669,846          538,189
Accumulated deficit                                                         (378,217)        (978,368)
                                                                       -------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                 2,234,511        1,502,703
                                                                       -------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $   4,286,812   $    3,264,265
                                                                       ===============================

See accompanying notes to condensed consolidated financial statements

                 ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                Condensed Consolidated Statements of Operations
                        and Comprehensive Income (Loss)

                                                        THREE MONTHS ENDED
                                                           DECEMBER 31,
                                                        2006          2005
                                                    (UNAUDITED)   (UNAUDITED)

SALES                                               $ 1,872,594   $   980,460

COST OF SALES                                           738,563       698,955
                                                    --------------------------

GROSS PROFIT                                          1,134,031       281,505

OPERATING EXPENSES
Selling, general and administrative expenses            527,418       419,577
                                                    --------------------------

INCOME (LOSS) FROM OPERATIONS                           606,613      (138,072)
                                                    --------------------------

OTHER INCOME (EXPENSE)
Interest income                                               4        24,515
Interest expense                                         (8,384)       (4,499)
Insurance recovery                                        1,802         6,167
Other income                                                116            25
                                                    --------------------------
                                                         (6,462)       26,208
                                                    --------------------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)       600,151      (111,864)
Income tax expense (benefit)                                  -             -
                                                    --------------------------
NET INCOME (LOSS)                                   $   600,151   $  (111,864)
                                                    ==========================

BASIC INCOME (LOSS) AND DILUTED INCOME (LOSS) PER
COMMON SHARE                                        $     0.035   $    (0.006)
                                                    --------------------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           16,950,000    16,950,000
                                                    ==========================

COMPREHENSIVE INCOME (LOSS)

NET INCOME (LOSS)                                   $   600,151   $  (111,864)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation  adjustment                131,657       (87,485)
                                                    --------------------------
COMPREHENSIVE INCOME (LOSS)                         $   731,808   $  (199,349)
                                                    ==========================

See accompanying notes to condensed consolidated financial statements

                                     ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                                     Condensed Consolidated Statements of Cash Flows


                                                                                    THREE MONTHS ENDED
                                                                                        DECEMBER 31,
                                                                                 2006                2005
                                                                              (UNAUDITED)        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                          $        600,151   $        (111,864)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization                                                      44,052              40,011
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
  Accounts receivable                                                              (328,926)               (837)
  Inventories                                                                         9,339             164,457
  Prepaid expenses and other current assets                                          (7,980)             35,436
  Incomes taxes receivable                                                                -             249,067
  Accrued officers' salaries                                                         19,731              21,660
  Accounts payable and other current liabilities                                    217,684            (320,781)
                                                                           -------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           554,051              77,149
                                                                           -------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                                  (52,080)             (7,931)
Refund of deposit on equipment                                                            -              10,756
                                                                           -------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                 (52,080)              2,825
                                                                           -------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on notes and loans payable                                               (64,370)           (116,064)
                                                                           -------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                               (64,370)           (116,064)
                                                                           -------------------------------------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS
                                                                                     33,301              42,267
                                                                           -------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                470,902               6,177
                                                                           -------------------------------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     18,955             127,920
                                                                           -------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $        489,857   $         134,097
                                                                           =====================================

Supplemental disclosure of cash flow information, cash paid for interest   $          8,384   $           4,499
                                                                           =====================================

Supplemental disclosure of non cash information, equipment acquired
 under note payable                                                        $         28,197   $         210,999
                                                                           =====================================

See accompanying notes to condensed consolidated financial statements

                 ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements

NOTE 1 - UNAUDITED STATEMENTS AND LIQUIDITY

The accompanying condensed consolidated financial statements of Alloy Steel International, Inc. ("us" or "the Company") as of December 31, 2006 and for the three month periods ended December 31, 2006 and 2005 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operations and cash flows for the interim periods. These unaudited condensed consolidated financial statements have been prepared by the Company pursuant to instructions to Form 10-QSB. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited consolidated financial statements included in the registrant's annual reporting on Form 10-KSB for the year ended September 30, 2006. The results of operations for the three month period ended December 31, 2006 are not necessarily indicative of the results that may occur for the year ending September 30, 2007.

At December 31, 2006, the Company has a working capital surplus of $436,953 and an accumulated deficit of $378,217. The Company is reviewing options to raise additional future capital through debt and/or equity financing, although it currently has no commitments to do so. While management believes that its current cash resources should be adequate to fund its operations, the Company's long-term liquidity is dependent on its ability to continue to successfully increase the present level of sales at a profitable margin.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements". This statement generally clarifies the manner in which an entity is required to measure the fair value of its assets and liabilities, emphasizing that fair value is a market-based measurement and not an entity-specific measurement. This statement is effective for accounting changes made in the fiscal years beginning after November 15, 2007. Adoption of the provisions of the Statement is not expected to have a material effect on the operations or financial position of the Company.

NOTE 3 - INVENTORIES

At December 31, 2006 (unaudited) and September 30, 2006, inventories consisted of the following:

                                 Dec 31, 2006   Sept 30, 2006
Raw materials                    $     324,914  $      284,814
Work in progress                        55,507          49,990
Finished goods                         170,731         195,726
                                 -----------------------------
                                 $     551,152  $      530,530
                                 =============================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        ------------------------------------

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements, the notes to our financial statements and other financial information contained elsewhere in this filing.

     OVERVIEW

We manufacture and distribute Arcoplate (TM), a wear-resistant alloy overlay wear plate, through a patented production process. The patented process by which we manufacture Arcoplate enables us to smoothly and evenly apply overlay to a sheet of steel, creating a metallurgical bond between the alloy and the steel backing plate that is resistant to wear caused by impact and/or abrasion and helps prevent material from adhering or binding to equipment (referred to as "hangup"). We believe that, in the mining and mineral processing industries, wear is the primary cause of down time, the period when machinery is not in operation due to wear or malfunction. We believe that use of our Arcoplate product line will substantially reduce wear and hangup, resulting in decreased down time and increased productivity for our customers.

We also intend to commercially develop the 3-D Pipefitting Cladder process, a computer driven and software based mechanical system for depositing a profiled layer of wear resistant alloy onto interior surfaces of pipefittings, targeted for mining and dredging used. Design work for this is at an advanced stage and we expect to have prototype equipment completed within the next two years.

     RESULTS OF OPERATIONS

     FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 2005

     SALES

Alloy Steel had sales of $1,872,594 for the three months ended December 31, 2006, compared to $980,460 for the three months ended December 31, 2005. These sales consist solely of the sale of our Arcoplate product. Substantially all of our sales during the periods were denominated in Australian dollars. Sales were converted into U.S. dollars at the conversion rate of $0.77022 for the three months ended December 31, 2006 and $0.74439 for the three months ended December 31, 2005 representing the average foreign exchange rate for the respective periods.

The sales increase is attributable to increased orders from new mining projects in Australia.

     GROSS PROFIT AND COST OF SALES

Alloy Steel had cost of sales of $738,563 for the three months ended December 31, 2006, compared to $698,955 for the three months ended December 31, 2005. The gross profit amounted to $1,134,031 for the three months ended December 31, 2006, compared to $281,505 for the three months ended December 31, 2005. The gross profit percentage increased from 28.7% to 60.6%. The increase in gross profit percentage is attributable to negotiating better raw material costs with suppliers and being able to achieve higher margins on our products sold within Australia.

     OPERATING EXPENSES

Alloy Steel had no material operating expenses other than selling, general and administrative expenses for the three months ended December 31, 2006 and 2005.

Alloy Steel had selling, general and administrative expenses of $527,418 for the three months ended December 31, 2006, compared to $424,076 for the three months ended December 31, 2005.

Factors contributing to the increased expenditure for the three months period ended December 31, 2006, included additional staff employed, increased travel expenditure to assist marketing and depreciation of the completed manufacturing equipment.

     INCOME (LOSS) BEFORE TAXES

Alloy Steel's income before income tax (benefit) was $600,151 for the three months ended December 31, 2006, compared to a loss of ($111,864) for the three months ended December 31, 2005.

     NET INCOME (LOSS)

Alloy Steel had a net income of $600,151, or $0.035 per share, for the three months ended December 31, 2006, compared to a net loss of ($111,864), or ($0.002) per share, for the three months ended December 31, 2005.

     LIQUIDITY AND CAPITAL RESOURCES

For the three months ended December 31, 2006, net cash provided by operating activities was $554,051, consisting of net income of $600,151 adjusted for depreciation of $44,052 to reconcile net income to net cash provided by operating activities and a decrease in cash and cash equivalents attributable to changes in operating assets and liabilities of $90,152, which consisted primarily of a decrease in accounts receivable of $328,926 which was offset by an increase in accounts payable and other current liabilities of $237,415.

At December 31, 2006, the Company had a working capital surplus of $436,953.

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

The Company is reviewing options to raise additional future capital through debt and/or equity financing, although it currently has no commitments to do so. While management believes that its current cash resources should be adequate to fund its operations, the Company's long-term liquidity is dependent on its ability to continue to successfully increase the present level of sales at a profitable margin.

     SIGNIFICANT CHANGES IN NUMBER OF EMPLOYEES

No significant change in the number of employees is anticipated in the next three months.

     PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT

We have no material commitments for financing to purchase or construct machinery to expand our capacity to produce Arcoplate or for the 3-D Pipefitting Cladder process.

     EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements". This statement generally clarifies the manner in which an entity is required to measure the fair value of its assets and liabilities, emphasizing that fair value is a market-based measurement and not an entity-specific measurement. This statement is effective for accounting changes made in the fiscal years beginning after November 15, 2007. Adoption of the provisions of the Statement is not expected to have a material effect on the operations or financial position of the Company.


ITEM 3.     CONTROLS AND PROCEDURES
            -----------------------

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, our management, including our Chief Executive Office and Chief Financial Officer, concluded that our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), were effective.

During the quarter under report, there was no change in our internal control over financial report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


ITEM 6.     EXHIBITS
            --------

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

Date:   February 12, 2007                 ALLOY STEEL INTNERATIONAL, INC.


                                          By:   /s/ Alan Winduss
                                             ---------------------------
                                                Alan Winduss,
                                                Chief Financial Officer
                                                (Principal Financial Officer)