Form 10QSB/A
period 2006-12-31
ALLOY STEEL INTERNATIONAL INC
filed 2007-05-15
CIK 1127454

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

                            ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                                 Condensed Consolidated Balance Sheets

                                                                        December 31,    September 30,
                                                                            2006            2006
                                                                        (unaudited)
                                                     ASSETS
                                                     ------
CURRENT ASSETS
Cash and cash equivalents                                              $     489,857   $       18,955
Accounts receivable, less allowance for doubtful accounts
  of $nil at December 31, 2006 and September 30, 2006                        886,556          519,894
Inventories                                                                  551,152          530,530
Prepaid expenses and other current assets                                     82,993           70,786
                                                                       --------------------------------
TOTAL CURRENT ASSETS                                                       2,010,558        1,140,165
                                                                       -------------------------------

PROPERTY AND EQUIPMENT, net                                                2,032,109        1,888,228
                                                                       -------------------------------

OTHER ASSETS
Intangibles                                                                   90,512           90,512
Deferred tax assets                                                          143,028          135,326
Other                                                                         10,605           10,034
                                                                       -------------------------------
                                                                             244,145          235,872
                                                                       -------------------------------

TOTAL ASSETS                                                           $   4,286,812   $    3,264,265
                                                                       ===============================

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable, current portion                                                74,118           65,966
Notes payable, officers, current portion                                      55,099           51,958
Accrued officers' salaries                                                   329,129          309,398
Royalties payable, related party                                             364,075          327,134
Prepaid Income                                                               219,595                -
Accounts payable and other current liabilities                               751,184          539,495
                                                                       -------------------------------
TOTAL CURRENT LIABILITIES                                                  1,793,200        1,293,951
                                                                       -------------------------------

LONG-TERM LIABILITIES
Notes payable, less current portion                                          237,716          216,759
Notes payable, officers, less current portion                                 83,771           96,799
Employee entitlement provisions                                                7,600            6,379
Loan payable, related party                                                  149,609          147,674
                                                                       -------------------------------
TOTAL LONG-TERM LIABILITIES                                                  478,696          467,611
                                                                       -------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock: $0.01 par value; authorized 3,000,000 shares; issued and outstanding - none
Common Stock: $0.01 par value; authorized 50,000,000 shares;
  16,950,000 issued and outstanding                                          169,500          169,500
Additional paid-in-capital                                                 1,773,382        1,773,382
Accumulated other comprehensive income                                       664,538          538,189
Accumulated deficit                                                         (592,504)        (978,368)
                                                                       -------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                 2,014,916        1,502,703
                                                                       -------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $   4,286,812   $    3,264,265
                                                                       ===============================

See accompanying notes to condensed consolidated financial statements

                       ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
      Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

                                                                    THREE MONTHS ENDED
                                                                       DECEMBER 31,
                                                                     2006          2005
                                                                 (UNAUDITED)   (UNAUDITED)
SALES                                                            $ 1,658,307   $   980,460

COST OF SALES                                                        738,563       698,955
                                                                 --------------------------

GROSS PROFIT                                                         919,744       281,505

OPERATING EXPENSES
Selling, general and administrative
  expenses                                                           527,418       419,577
                                                                 --------------------------

INCOME (LOSS) FROM OPERATIONS                                        392,326      (138,072)
                                                                 --------------------------

OTHER INCOME (EXPENSE)
Interest income                                                            4        24,515
Interest expense                                                      (8,384)       (4,499)
Insurance recovery                                                     1,802         6,167
Other income                                                             116            25
                                                                 --------------------------
                                                                      (6,462)       26,208
                                                                 --------------------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)                    385,864      (111,864)
Income tax expense (benefit)                                               -             -
                                                                 --------------------------
NET INCOME (LOSS)                                                $   385,864   $  (111,864)
                                                                 ==========================


BASIC INCOME (LOSS) AND DILUTED INCOME (LOSS) PER COMMON SHARE   $     0.023   $    (0.006)
                                                                 --------------------------


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                        16,950,000    16,950,000
                                                                 ==========================

COMPREHENSIVE INCOME (LOSS)

NET INCOME (LOSS)                                                $   385,864   $  (111,864)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation
 adjustment                                                          126,349       (87,485)
                                                                 --------------------------
COMPREHENSIVE INCOME (LOSS)                                      $   512,213   $  (199,349)
                                                                 ==========================

See accompanying notes to condensed consolidated financial statements

                             ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                             Condensed Consolidated Statements of Cash Flows

                                                                                 THREE MONTHS ENDED
                                                                                    DECEMBER 31,
                                                                                  2006          2005
                                                                              (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                             $   385,864   $  (111,864)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization                                                    44,052        40,011
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
  Accounts receivable                                                            (328,926)         (837)
  Inventories                                                                       9,339       164,457
  Prepaid expenses and other current assets                                        (7,980)       35,436
  Incomes taxes receivable                                                              -       249,067
  Accrued officers' salaries                                                       19,731        21,660
  Prepaid Income                                                                  214,287             -
  Accounts payable and other current liabilities                                  217,684      (320,781)
                                                                              --------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         554,051        77,149
                                                                              --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                                (52,080)       (7,931)
Refund of deposit on equipment                                                          -        10,756
                                                                              --------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                               (52,080)        2,825
                                                                              --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on notes and loans payable                                             (64,370)     (116,064)
                                                                              --------------------------
NET CASH USED IN FINANCING ACTIVITIES                                             (64,370)     (116,064)
                                                                              --------------------------


EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS               33,301        42,267
                                                                              --------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              470,902         6,177
                                                                              --------------------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   18,955       127,920
                                                                              --------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $   489,857   $   134,097
                                                                              ==========================

Supplemental disclosure of cash flow information, cash paid for interest      $     8,384   $     4,499
                                                                              ==========================

Supplemental disclosure of non cash information, equipment acquired
  under note payable                                                          $    28,197   $   210,999
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

At December 31, 2006, the Company has a working capital surplus of $217,358 and an accumulated deficit of $592,504. The Company is reviewing options to raise additional future capital through debt and/or equity financing, although it currently has no commitments to do so. While management believes that its current cash resources should be adequate to fund its operations, the Company's long-term liquidity is dependent on its ability to continue to successfully increase the present level of sales at a profitable margin.

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

     RESULTS OF OPERATIONS

     FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 2005

     SALES

Alloy Steel had sales of $1,658,307 for the three months ended December 31, 2006, compared to $980,460 for the three months ended December 31, 2005. These sales consist solely of the sale of our Arcoplate product. Substantially all of our sales during the periods were denominated in Australian dollars. Sales were converted into U.S. dollars at the conversion rate of $0.77022 for the three months ended December 31, 2006 and $0.74439 for the three months ended December 31, 2005 representing the average foreign exchange rate for the respective periods.

The sales increase is attributable to increased orders from new mining projects in Australia.

     GROSS PROFIT AND COST OF SALES

Alloy Steel had cost of sales of $738,563 for the three months ended December 31, 2006, compared to $698,955 for the three months ended December 31, 2005. The gross profit amounted to $919,744 for the three months ended December 31, 2006, compared to $281,505 for the three months ended December 31, 2005. The gross profit percentage increased from 28.7% to 55.5%. The increase in gross profit percentage is attributable to negotiating better raw material costs with suppliers and being able to achieve higher margins on our products sold within Australia.

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

     INCOME (LOSS) BEFORE TAXES

Alloy Steel's income before income tax (benefit) was $385,864 for the three months ended December 31, 2006, compared to a loss of ($111,864) for the three months ended December 31, 2005.

     NET INCOME (LOSS)

Alloy Steel had a net income of $385,864 or $0.023 per share, for the three months ended December 31, 2006, compared to a net loss of ($111,864), or ($0.006) per share, for the three months ended December 31, 2005.

     LIQUIDITY AND CAPITAL RESOURCES

For the three months ended December 31, 2006, net cash provided by operating activities was $554,051, consisting of net income of $385,864 adjusted for depreciation of $44,052 to reconcile net income to net cash provided by operating activities and an increase in cash and cash equivalents attributable to changes in operating assets and liabilities of $124,135, which consisted primarily of an increase in accounts payable and other current liabilities of $237,415 and the prepayment of future sales of $214,287 which was offset by a decrease in accounts receivable of $328,926.

At December 31, 2006, the Company had a working capital surplus of $217,358.

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

Date:     February 12, 2007        ALLOY STEEL INTNERATIONAL, INC.


                                   By:   /s/ Alan Winduss
                                      -------------------------
                                         Alan Winduss, Chief Financial Officer
                                         (Principal Financial Officer)