Form 10QSB
period 2007-03-31
ALLOY STEEL INTERNATIONAL INC
filed 2007-05-15
CIK 1127454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

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


     There were 16,950,000 shares of Common Stock outstanding as of April 30, 2007.


     Transitional Small Business Disclosure Format (check one): Yes  [ ] No  [X]

                                     PART I
                              FINANCIAL INFORMATION
                              ---------------------

ITEM 1.     FINANCIAL STATEMENTS
            --------------------

                           ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                                Condensed Consolidated Balance Sheets

                                                                        March 31,     September 30,
                                                                           2007           2006
                                                                       (unaudited)
                                              ASSETS
                                              ------
CURRENT ASSETS
Cash and cash equivalents                                              $   109,981   $       18,955
Accounts receivable, less allowance for doubtful accounts
  of $43,196 at March 31 2007 and $nil September 30, 2006                1,180,131          519,894
Inventories                                                                623,566          530,530
Prepaid expenses and other current assets                                   23,975           70,786
                                                                       -----------------------------
TOTAL CURRENT ASSETS                                                     1,937,653        1,140,165
                                                                       -----------------------------

PROPERTY AND EQUIPMENT, net                                              2,060,486        1,888,228
                                                                       -----------------------------

OTHER ASSETS
Intangibles                                                                 90,512           90,512
Deferred tax assets                                                              -          135,326
Other                                                                       10,856           10,034
                                                                       -----------------------------
                                                                           101,368          235,872
                                                                       -----------------------------
TOTAL ASSETS                                                           $ 4,099,507   $    3,264,265
                                                                       =============================

                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable, current portion                                              74,180           65,966
Notes payable, officers, current portion                                    56,545           51,958
Accrued officers' salaries                                                 348,227          309,398
Royalties payable, related party                                           395,009          327,134
Current tax payable                                                         36,690                -
Accounts payable and other current liabilities                             734,684          539,495
                                                                       -----------------------------
TOTAL CURRENT LIABILITIES                                                1,645,335        1,293,951
                                                                       -----------------------------

LONG-TERM LIABILITIES
Notes payable, less current portion                                        226,086          216,759
Notes payable, officers, less current portion                               71,584           96,799
Employee entitlement provisions                                              7,948            6,379
Loan payable, related party                                                 72,764          147,674
Deferred tax liability                                                      30,400                -
                                                                       -----------------------------
TOTAL LONG-TERM LIABILITIES                                                408,782          467,611
                                                                       -----------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock: $0.01 par value; authorized 3,000,000 shares; issued and outstanding - none
Common Stock: $0.01 par value; authorized 50,000,000 shares;
  16,950,000 issued and outstanding                                        169,500          169,500
Additional paid-in-capital                                               1,773,382        1,773,382
Accumulated other comprehensive income                                     722,573          538,189
Accumulated deficit                                                       (620,065)        (978,368)
                                                                       -----------------------------
TOTAL STOCKHOLDERS' EQUITY                                               2,045,390        1,502,703
                                                                       -----------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 4,099,507   $    3,264,265
                                                                       =============================

See accompanying notes to condensed consolidated financial statements

                                     ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                    Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

                                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                         MARCH 31,                  MARCH 31,
                                                                     2007          2006          2007          2006
                                                                 (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
SALES                                                            $ 1,753,814   $   681,569   $ 3,412,121   $ 1,662,029

COST OF SALES                                                      1,047,900       449,811     1,786,463     1,148,766
                                                                 ------------------------------------------------------

GROSS PROFIT                                                         705,914       231,758     1,625,658       513,263

OPERATING EXPENSES
Selling, general and administrative
  Expenses                                                           564,304       386,264     1,091,722       805,839
                                                                 ------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                                        141,610      (154,506)      533,936      (292,576)
                                                                 ------------------------------------------------------

OTHER INCOME (EXPENSE)
Interest income                                                        8,145         4,348         8,149        28,863
Interest expense                                                      (5,858)       (5,933)      (14,242)      (10,432)
Insurance recovery                                                       391         3,064         2,193         9,231
Other income                                                           4,649            18         4,765            43
                                                                 ------------------------------------------------------
                                                                       7,327         1,497           865        27,705
                                                                 ------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAX (EXPENSE) BENEFIT                    148,937      (153,009)      534,801      (264,871)
Income tax expense (benefit)                                        (176,498)            -      (176,498)            -
                                                                 ------------------------------------------------------
NET INCOME (LOSS)                                                $   (27,561)  $  (153,009)  $   358,303   $  (264,871)
                                                                 ======================================================

BASIC INCOME (LOSS) AND DILUTED INCOME (LOSS) PER COMMON SHARE   $    (0.002)  $    (0.009)  $     0.021   $    (0.016)
                                                                 ------------------------------------------------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                        16,950,000    16,950,000    16,950,000    16,950,000
                                                                 ======================================================

COMPREHENSIVE INCOME (LOSS)

NET INCOME (LOSS)                                                $   (27,561)  $  (153,009)  $   358,303   $  (264,871)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation
  adjustment                                                          58,035       (49,835)      184,384      (137,320)
                                                                 ------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                                      $    30,474   $  (202,844)  $   542,687   $  (402,191)
                                                                 ======================================================

See accompanying notes to condensed consolidated financial statements

                             ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
                             Condensed Consolidated Statements of Cash Flows

                                                                                  SIX MONTHS ENDED
                                                                                     MARCH  31,
                                                                                  2007          2006
                                                                              (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                             $   358,303   $  (264,871)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization                                                    83,607        83,901
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
  Accounts receivable                                                            (594,737)       75,606
  Inventories                                                                     (47,722)      303,217
  Prepaid expenses and other current assets                                         4,369        57,897
  Incomes taxes receivable                                                        251,885       293,529
  Accrued officers' salaries                                                       38,829        43,577
  Accounts payable and other current liabilities                                  217,695      (442,544)
                                                                              --------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         312,229       150,312
                                                                              --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                                (72,681)      (55,432)
Refund of deposit on equipment                                                          -        10,723
                                                                              --------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                               (72,681)      (44,709)
                                                                              --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                                                             -        41,387
Repayments and notes and loans payable                                           (207,725)     (180,513)
                                                                              --------------------------
NET CASH USED IN FINANCING ACTIVITIES                                            (207,725)     (139,126)
                                                                              --------------------------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS               59,203        77,362
                                                                              --------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               91,026        43,839
                                                                              --------------------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   18,955       127,920
                                                                              --------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $   109,981   $   171,759
                                                                              ==========================

Supplemental disclosure of cash flow information, cash paid for interest      $    14,242   $    10,432
                                                                              ==========================

Supplemental disclosure of non cash information, equipment acquired
  under note payable                                                          $    28,865   $   230,040
                                                                              ==========================

See accompanying notes to condensed consolidated financial statements

                 ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements

NOTE 1 - UNAUDITED STATEMENTS AND LIQUIDITY

The accompanying condensed consolidated financial statements of Alloy Steel International, Inc. ("us" or "the Company") as of March 31, 2007 and for the six month and three month periods ended March 31, 2007 and 2006 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operations and cash flows for the interim periods. These unaudited condensed consolidated financial statements have been prepared by the Company pursuant to instructions to Form 10-QSB. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited consolidated financial statements included in the registrant's annual reporting on Form 10-KSB for the year ended September 30, 2006. The results of operations for the six month and three month periods ended March 31, 2007 are not necessarily indicative of the results that may occur for the year ending September 30, 2007.

At March 31 2007, the Company has a working capital surplus of $292,318 and an accumulated deficit of $620,065. The Company is reviewing options to raise additional future capital through debt and/or equity financing, although it currently has no commitments to do so. While management believes that its current cash resources should be adequate to fund its operations, the Company's long-term liquidity is dependent on its ability to continue to successfully increase the present level of sales at a profitable margin.

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

NOTE 3 - INVENTORIES

At March 31 2007, (unaudited) and September 30, 2006, inventories consisted of the following:

                                      Mar 31, 2007   Sept 30, 2006
Raw materials                         $     359,782  $      284,814
Work in progress                              1,054          49,990
Finished goods                              262,730         195,726
                                      -----------------------------
                                      $     623,566  $      530,530
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

     RESULTS OF OPERATIONS

     FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2007 COMPARED WITH THE THREE AND SIX MONTHS ENDED MARCH 31, 2006

     SALES

Alloy Steel had sales of $1,753,814 for the three months ended March 31 2007, compared to $681,569 for the three months ended March 31, 2006. These sales consist solely of the sale of our Arcoplate product. Substantially all of our sales during the periods were denominated in Australian dollars. Sales were converted into U.S. dollars at the conversion rate of $0.77805 for the three months ended March 31, 2007 and $0.76781 for the three months ended March 31, 2006 representing the average foreign exchange rate for the respective periods.

Alloy Steel had sales of $3,412,121 and $1,622,029 for the six months ended March 31, 2007 and the six months ended March 31, 2006 respectively. These sales consist solely of our Arcoplate product.

The sales increase in both periods is attributable to increased orders from new mining projects in Australia.

     GROSS PROFIT AND COST OF SALES

Alloy Steel had cost of sales of $1,047,900 for the three months ended March 31, 2007, compared to $499,811 for the three months ended March 31, 2006. The gross profit amounted to $705,914 for the three months ended March 31, 2007, compared to $231,758 for the three months ended March 31, 2006. The gross profit percentage increased from 34% to 40.3%. The increase in gross profit percentage is attributable to negotiating better raw material costs with suppliers and being able to achieve higher margins on our products sold within Australia. The gross profit percentage decreased from the previous quarter due to some raw materials being required at short notice and therefore purchased at a premium price for early delivery.

Alloy Steel had a cost of sales of $1,786,463 and $1,148,766 for the six months ended March 31, 2007 and the six months ended March 31, 2006 respectively.
Alloy Steel's gross profit was $1,625,658 or 47.6% of sales, and $513,263 or 31% of sales, for the respective six months periods.

     OPERATING EXPENSES

Alloy Steel had no material operating expenses other than selling, general and administrative expenses for the three and six months ended March 31, 2007 and 2006.

Alloy Steel had selling, general and administrative expenses of $564,304 for the three months ended March 31, 2007, compared to $386,264 for the three months ended March 31, 2006.

Alloy Steel has operating expenses of $1,091,722 and $805,839 for the six months ended March 31, 2007 and six months ended March 31, 2006 respectively.

Our operating expenses consist primarily of management salaries, marketing expenses and travel expenses.

Factors contributing to the increased expenditure for both the three month and six month periods ending March 31, 2007, include the additional staff employed, increased travel expenditure to assist marketing and depreciation of the completed manufacturing equipment.

     INCOME (LOSS) BEFORE TAXES

Alloy Steel's income before income tax (benefit) was $148,937 for the three months ended March 31, 2007, compared to a loss of ($153,009) for the three months ended March 31, 2006.

Alloy Steel had a net income before income taxes of $534,801 and a net loss of $(264,871) for the six months ended March 31, 2007 and six months ended March 31, 2006 respectively.

     NET INCOME (LOSS)

Alloy Steel had a net loss of $(27,561) or $0.002 per share, for the three months ended March 31, 2007, compared to a net loss of $(153,009), or ($0.009) per share, for the three months ended March 31, 2006.

An adjustment to recognize the use of prior year tax losses of Alloy Steel's Australian subsidiary has been made during this quarter as it is highly likely that the subsidiary will recoup all prior year tax losses.

Alloy Steel had a net income of $358,303 or $0.021 per share, and a net loss of $(264,871) or $(0.016) per share for the six months ended March 31, 2007 and six months ended March 31, 2006 respectively.

     LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2007, net cash provided by operating activities was $312,229 consisting of net income of $358,303 adjusted for depreciation of $83,607 to reconcile net income to net cash provided by operating activities and a decrease in cash and cash equivalents attributable to changes in operating assets and liabilities of $129,681, which consisted primarily of a decrease in accounts receivable of $594,737 and a decrease in inventories which was offset by an increase in income tax payable of $251,885 and an increase in accounts payable and other current liabilities of $256,524.

At March 31, 2007, the Company had a working capital surplus of $292,318.

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

     SIGNIFICANT CHANGES IN NUMBER OF EMPLOYEES

It is expected an additional five (5) production employees will be employed in the next three months.

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

Date:     May 14, 2007       ALLOY STEEL INTNERATIONAL, INC.


                              By:     /s/ Alan Winduss
                                  ------------------------------------
                                      Alan Winduss, Chief Financial Officer
                                     (Principal Financial Officer)