Form 10QSB
period 2007-06-30
ALLOY STEEL INTERNATIONAL INC
filed 2007-08-10
CIK 1127454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

61 (8) 9248 3188
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

There were 16,950,000 shares of Common Stock outstanding as of July 31, 2007.

Transitional Small Business Disclosure Format (check one):  Yes  ☐  No ☑

PART I
FINANCIAL INFORMATION
Item 1.	Financial Statements

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
	June 30,	September 30,
	2007	2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,932	$18,955
Accounts receivable, less allowance for doubtful accounts of nil June 30, 2007 and September 30, 2006	1,369,108	519,894
Inventories	1,009,366	530,530
Prepaid expenses and other current assets	31,865	70,786
TOTAL CURRENT ASSETS	2,416,271	1,140,165

PROPERTY AND EQUIPMENT, NET	2,203,441	1,888,228

OTHER ASSETS
Intangibles	90,512	90,512
Deferred tax assets	-	135,326
Other	11,404	10,034
	101,916	235,872
TOTAL ASSETS	$4,721,628	$3,264,265
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable, current portion	76,675	65,966
Notes payable, officers, current portion	59,548	51,958
Accrued officers’ salaries	365,302	309,398
Royalties payable, related party	433,077	327,134
Current tax payable	126,473	-
Accounts payable and other current liabilities	846,207	539,495
TOTAL CURRENT LIABILITIES	1,907,282	1,293,951

LONG-TERM LIABILITIES
Notes payable, less current portion	218,402	216,759
Notes payable, officers, less current portion	60,256	96,799
Employee entitlement provisions	8,526	6,379
Loan payable, related party	74,740	147,674
Deferred tax liability	47,532	-
TOTAL LONG-TERM LIABILITIES	409,456	467,611

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock: $0.01 par value; authorized 3,000,000 shares; issued and outstanding – none
Common Stock: $0.01 par value; authorized 50,000,000 shares; 16,950,000 issued and outstanding	169,500	169,500
Additional paid-in-capital	1,773,382	1,773,382
Accumulated other comprehensive income	865,862	538,189
Accumulated deficit	(403,854)	(978,368)
TOTAL STOCKHOLDERS’ EQUITY	2,404,890	1,502,703

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,721,628	$3,264,265

See accompanying notes to condensed consolidated financial statements

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

SALES	$1,883,689	$795,696	$5,295,810	$2,457,725

COST OF SALES	1,046,682	417,018	2,833,145	1,565,784

GROSS PROFIT	837,007	378,678	2,462,665	891,941

OPERATING EXPENSES
Selling, general and administrative Expenses	535,451	437,938	1,627,173	1,243,777
INCOME (LOSS) FROM OPERATIONS	301,556	(59,260)	835,492	(351,836)

OTHER INCOME (EXPENSE)
Interest income	2,870	1,706	11,019	30,569
Interest expense	(5,892)	(5,993)	(20,134)	(16,425)
Insurance recovery	12,669	(401)	14,862	8,830
Profit on disposal of equipment	-	5,949	-	5,949
Other income	6,043	1	10,808	44
	15,690	1,262	16,555	28,967
INCOME (LOSS) BEFORE INCOME TAX (EXPENSE) BENEFIT	317,246	(57,998)	852,047	(322,869)
Income tax expense (benefit)	(101,033)	-	(277,531)	-
NET INCOME (LOSS)	$216,213	$(57,998)	$574,516	$(322,869)
BASIC INCOME (LOSS) AND DILUTED INCOME (LOSS) PER COMMON SHARE	$0.013	$(0.003)	$0.034	$(0.019)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	16,950,000	16,950,000	16,950,000	16,950,000

COMPREHENSIVE INCOME (LOSS)

NET INCOME (LOSS)	$216,213	$(57,998)	$574,516	$(322,869)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	143,289	52,595	327,673	(84,725)
COMPREHENSIVE INCOME (LOSS)	$359,502	$(5,403)	$902,189	$(407,594)

See accompanying notes to condensed consolidated financial statements

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES	(unaudited)	(unaudited)

Net income (loss)	$574,516	$(322,869)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	123,136	127,058
Profit on disposal of equipment	-	(5,949)
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
Accounts receivable	(729,467)	284,446
Inventories	(380,925)	72,684
Prepaid expenses and other current assets	16,371	55,915
Income taxes receivable	354,622	294,150
Accrued officers’ salaries	55,904	64,650
Accounts payable and other current liabilities	329,563	(416,064)
NET CASH PROVIDED BY OPERATING ACTIVITIES	343,720	154,021

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(166,599)	(85,355)
Refund of deposit on equipment	-	10,746
Proceeds on disposal of equipment	-	6,544
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(166,599)	(68,065)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	41,474
Repayments and notes and loans payable	(275,257)	(265,742)
NET CASH USED IN FINANCING ACTIVITIES	(275,257)	(224,268)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	85,113	139,035

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,023)	723

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,955	127,920

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,932	$128,643

Supplemental disclosure of cash flow information, cash paid for interest	$20,134	$16,425

Supplemental disclosure of non cash information, equipment acquired under note payable	$28,865	$240,610

See accompanying notes to condensed consolidated financial statements

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements

Note 1 – Unaudited Statements and Liquidity

The accompanying condensed consolidated financial statements of Alloy Steel International, Inc. (“us” or “the Company”) as of June 30, 2007 and for the nine month and three month periods ended June 30, 2007 and 2006 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operations and cash flows for the interim periods.  These unaudited condensed consolidated financial statements have been prepared by the Company pursuant to instructions to Form 10-QSB.  Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited consolidated financial statements included in the registrant’s annual reporting on Form 10-KSB for the year ended September 30, 2006.  The results of operations for the nine month and three month periods ended June 30, 2007 are not necessarily indicative of the results that may occur for the year ending September 30, 2007.

At June 30, 2007, the Company has a working capital surplus of $508,989 and an accumulated deficit of $403,854. The Company is reviewing options to raise additional future capital through debt and/or equity financing, although it currently has no commitments to do so.  While management believes that its current cash resources should be adequate to fund its operations, the Company’s long-term liquidity is dependent on its ability to continue to successfully increase the present level of sales at a profitable margin.

Note 2 – New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”.  This statement generally clarifies the manner in which an entity is required to measure the fair value of its assets and liabilities, emphasizing that fair value is a market-based measurement and not an entity-specific measurement.  This statement is effective for accounting changes made in the fiscal years beginning after November 15, 2007.  Adoption of the provisions of the Statement is not expected to have a material effect on the operations or financial position of the Company.

Note 3 – Inventories

At June 30, 2007, (unaudited) and September 30, 2006, inventories consisted of the following:

	June 30, 2007	Sept 30, 2006
Raw materials	$660,499	$284,814
Work in progress	36,704	49,990
Finished goods	312,163	195,726
	$1,009,366	$530,530

Item 2. Management’s Discussion and Analysis

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements, the notes to our financial statements and other financial information contained elsewhere in this filing.

Overview

We manufacture and distribute Arcoplate ™, a wear-resistant alloy overlay wear plate, through a patented production process.  The patented process by which we manufacture Arcoplate enables us to smoothly and evenly apply overlay to a sheet of steel, creating a metallurgical bond between the alloy and the steel backing plate that is resistant to wear caused by impact and/or abrasion and helps prevent material from adhering or binding to equipment (referred to as “hangup”).  We believe that, in the mining and mineral processing industries, wear is the primary cause of down time, the period when machinery is not in operation due to wear or malfunction.  We believe that use of our Arcoplate product line will substantially reduce wear and hangup, resulting in decreased down time and increased productivity for our customers.

We also intend to commercially develop the 3-D Pipefitting Cladder process, a computer driven and software based mechanical system for depositing a profiled layer of wear resistant alloy onto interior surfaces of pipefittings, targeted for mining and dredging use.  Design work for this is at an advanced stage and we expect to have prototype equipment completed within the next two years.

Results of Operations

For the Three and Nine Months Ended June 30, 2007 Compared with the Three and Nine Months Ended June 30, 2006

Sales

Alloy Steel had sales of $1,883,689 for the three months ended June 30, 2007, compared to $795,696 for the three months ended June 30, 2006.  These sales consist solely of the sale of our Arcoplate product.  Substantially all of our sales during the periods were denominated in Australian dollars.  Sales were converted into U.S. dollars at the conversion rate of $0.79564 for the nine months ended June 30, 2007 and $0.74367 for the nine months ended June 30, 2006 representing the average foreign exchange rate for the respective periods.

Alloy Steel had sales of $5,295,810 and $2,457,725 for the nine months ended June 30, 2007 and the nine months ended June 30, 2006 respectively.  These sales consist solely of our Arcoplate product.

The sales increase in both periods is attributable to increased orders from new mining projects in Australia.

Gross Profit and Cost of Sales

Alloy Steel had cost of sales of $1,046,682 for the three months ended June 30, 2007, compared to $417,018 for the three months ended June 30, 2006.  The gross profit amounted to $837,007 for the three months ended June 30, 2007, compared to $378,678 for the three months ended June 30, 2006.  The gross profit percentage decreased from 46.6% to 44.4%.  The decrease in gross profit percentage is attributable to increased raw material costs.

Alloy Steel had a cost of sales of $2,833,145 and $1,565,784 for the nine months ended June 30, 2007 and the nine months ended June 30, 2006 respectively.  Alloy Steel’s gross profit was $2,462,665 or 46.5% of sales, and $891,941 or 36.3% of sales, for the respective nine months periods.

Operating Expenses

Alloy Steel had no material operating expenses other than selling, general and administrative expenses for the three and nine months ended June 30, 2007 and 2006.

Alloy Steel had selling, general and administrative expenses of $535,451 for the three months ended June 30, 2007, compared to $437,938 for the three months ended June 30, 2006.

Alloy Steel has operating expenses of $1,627,173 and $1,243,777 for the nine months ended June 30, 2007 and nine months ended June 30, 2006 respectively.

Our operating expenses consist primarily of management salaries, marketing expenses and travel expenses.

Factors contributing to the increased expenditure for both the three month and nine month periods ending June 30, 2007, include the additional staff employed, increased travel expenditure to assist marketing and depreciation of the completed manufacturing equipment.

Income (Loss) Before Taxes

Alloy Steel’s income before income tax (benefit) was $317,246 for the three months ended June 30, 2007, compared to a loss of $(57,998) for the three months ended June 30, 2006.

Alloy Steel had a net income before income taxes of $852,047 and a net loss of $(322,869) for the nine months ended June 30, 2007 and nine months ended June 30, 2006 respectively.

Net Income (Loss)

Alloy Steel had a net income of $216,213 or $0.013 per share, for the three months ended June 30, 2007, compared to a net loss of $(57,998), or $(0.003) per share, for the three months ended June 30, 2006.

An adjustment to recognize the use of prior year tax losses of Alloy Steel’s Australian subsidiary was made the previous quarter as it is highly likely that the subsidiary will recoup all prior year tax losses.

Alloy Steel had a net income of $574,516 or $0.034 per share, and a net loss of $(322,869) or $(0.019) per share for the nine months ended June 30, 2007 and nine months ended June 30, 2006 respectively.

Liquidity and Capital Resources

For the nine months ended June 30, 2007, net cash provided by operating activities was $343,720 consisting of net income of $574,516 adjusted for depreciation of $123,136 to reconcile net income to net cash provided by operating activities and a decrease in cash and cash equivalents attributable to changes in operating assets and liabilities of $353,932 which consisted primarily of a decrease in accounts receivable of $729,467 and a decrease in inventories of $380,925 and an increase in other current assets $16,371 which was offset by an increase in income tax payable of $354,622 and an increase in accounts payable and other current liabilities of $385,467.

At June 30, 2007, the Company had a working capital surplus of $508,989.

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

The Company is reviewing options to raise additional future capital through debt and/or equity financing, although it currently has no commitments to do so.  While management believes that its current cash resources should be adequate to fund its operations, the Company’s long-term liquidity is dependent on its ability to continue to successfully increase the present level of sales at a profitable margin.

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

Effect of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”.  This statement generally clarifies the manner in which an entity is required to measure the fair value of its assets and liabilities, emphasizing that fair value is a market-based measurement and not an entity-specific measurement.  This statement is effective for accounting changes made in the fiscal years beginning after November 15, 2007.  Adoption of the provisions of the Statement is not expected to have a material effect on the operations or financial position of the Company.

Item 3.	Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, our management, including our Chief Executive Office and Chief Financial Officer, concluded that our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective.

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

Date:	August 10, 2007	ALLOY STEEL INTNERATIONAL, INC.

		By:	/s/ Alan Winduss
Alan Winduss, Chief Financial Officer
(Principal Financial Officer)