Form 10KSB
period 2007-09-30
ALLOY STEEL INTERNATIONAL INC
filed 2008-01-14
CIK 1127454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 000-32875

ALLOY STEEL INTERNATIONAL, INC.
(Name of small business issuer in its charter)

Delaware	98-0233941
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

42 Mercantile Way
P.O. Box 3087 Malaga D C 6945
Western Australia
(Address of principal executive offices)

Issuer’s telephone number: +61 (8) 9248 3188

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, $0.01 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes:  ☒ No:  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB ☒

The issuer’s revenues for the fiscal year ended September 30, 2007 was $8,729,644.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of November 30, 2007 was $11,017,500.

As of November 30, 2007, the issuer had a total of 16,950,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):

Yes ☐                  No ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes: ☐                  No: ☒

PART I

FORWARD-LOOKING STATEMENTS

Information included or incorporated by reference in this filing may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

This filing contains forward-looking statements, including statements regarding, among other things, (a) Alloy Steel’s projected sales and profitability, (b) Alloy Steel’s growth strategies, (c) anticipated trends in Alloy Steel’s industry, (d) Alloy Steel’s future financing plans and (e) Alloy Steel’s anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis or Plan of Operation” and “Description of Business,” as well as in this filing generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.  In addition to the information expressly required to be included in this filing, Alloy Steel will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made not misleading.

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

Conventional welded wear plates have been used in the manufacturing, mining and construction industries for more than half a century and they are characterized by several functional limitations:

•	the tendency to separate into chips or fragments when subjected to high impact;

•	uneven base metal dilution resulting in uneven alloy content; and

•	rough surfaces which result in poor material flow.

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

Arcoplate is designed for installation and use where structures and machinery suffer “wear” and “hangup” problems. Common situations are:

•	the mining of iron, gold, nickel, coal, copper and other ores;

•	brick and cement works;

•	power stations;

•	the manufacture of ore feed bins, transfer chutes, dredging systems and conveyor side skirts;

•	bulldozer arms and blades; and

•	truck tray liners and bucket loader liners.

Arcoplate is manufactured in a range of grades designed for specific applications.  Our products are designed for ease of handling and can be fabricated to suit our customers’ specific requirements of shape, size and weight.  Sheets of Arcoplate can be welded together to cover large surface areas.  We also provide technical consultation services to customers and their design engineers.

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

3-D Pipefitting Cladder Process

The company has taken a decision to delay the further development of this process and accordingly has amortized the carrying value of $90,512 in this year’s financial statements.

The decision was made in light of the increasing demand for Arcoplate, which, coupled with the shortage of skilled labor in Australia, has made it impracticable to utilize manpower and factory infrastructure on this project.  The company will revisit this in the future.

Sales and Marketing Strategy

The company’s objective is to become an international market leader in wear-resistant alloy steel products and to establish significant market share and brand awareness for Arcoplate within the mining, mineral-processing and steel industries. We believe that we can capitalize on our existing patented process for producing Arcoplate through the direct manufacture and sale of Arcoplate-based products to original equipment manufacturers and distributors worldwide.  We are establishing market presence by visiting international and domestic trade shows, presenting technical papers at industry conferences, and appointing distributors who will be trained to present and promote Arcoplate products as a solution for wear-related problems.

In the year ended September 30, 2007, two customers accounted individually for at least 46.3% of our annual sales.

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

Manufacturing and Supply

The raw materials we employ are principally steel and a proprietary alloy compound.  We presently purchase steel plate and alloy materials from various suppliers.  Five of our suppliers, A C Industrial Pty Ltd, M & J Metals Pty Ltd, Bisley & Company Pty Ltd, Lincoln Electric Co and One Steel Wire Pty Ltd, account for more than 60% of the raw material we require.  We also rely heavily on the use of fluxes, compounds designed to remove impurities, during the manufacturing process.  We purchase our requirements for fluxes from various suppliers.  We cannot assure you that we will be able to continue to obtain desired quantities of steel, alloy materials and fluxes on a timely basis at reasonable prices and upon favorable terms.  We monitor the quality of our products by frequent tests and material certification, and maintain a strict internal quality control system to monitor the quality of production.

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

Employees

We employed 30 persons on a full-time basis as of November 30, 2007, including two executive officers, five administrative personnel, four marketing personnel and 19 manufacturing personnel.  None of our employees are members of a labor union.  We consider our relationship with our employees to be good.

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

We held our Annual Meeting of Stockholders on August 8, 2007.

PART II

Item 5.	Market for Common Equity and Related Stockholders Matters and Small Business Issuer Purchases of Equity Securities

Our common stock is traded on the Over the Counter Bulletin Board. The following table sets forth the range of high and low bid quotations for our common stock for each calendar quarter within the last two years.

	Bid Price Per Share

Year ended September 30, 2007	High	Low
October 1 – December 31, 2006	$0.22	$0.11
January 1 – March 31, 2007	$0.60	$0.11
April 1 – June 30, 2007	$0.70	$0.39
July 1 – September 30, 2007	$0.85	$0.30

Year ended September 30, 2006	High	Low
October 1 – December 31, 2005	$0.52	$0.38
January 1 – March 31, 2006	$0.48	$0.18
April 1 – June 30, 2006	$0.24	$0.31
July 1 – September 30, 2006	$0.20	$0.20

The above prices were obtained from Nasdaq, Inc.  The quotations represent inter-dealer quotations, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

As of November 30, 2007, there were approximately 131 holders of record of our common stock.

Our Board of Directors may from time to time declare, and we may pay, dividends on our outstanding shares in the manner and upon the terms and conditions provided by law.  To date, we have not declared or paid any dividend.

Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	None	None	2,000,000
Equity compensation plans not approved by security holders	—	—	—
Total	None	None	2,000,000

(1) Includes our 2000 Stock Option Plan.

Item 6.	Management's Discussion and Analysis or Plan of Operation

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

Results of Operations

Sales

Alloy Steel had sales of $8,729,644 for the year ended September 30, 2007, compared to sales of $3,386,083 for the year ended September 30, 2006. These sales consist solely of the sale of our Arcoplate product.  Substantially all of our sales during the periods were denominated in US dollars.  Sales denominated in Australian dollars were converted into U.S. dollars at the conversion rate of $0.80867 and $0.74705, representing the average foreign exchange rate for the years ended September 30, 2007 and 2006 respectively.  The increase was due primarily to successful marketing efforts mainly in the Australian market which led to securing some major supply contracts for this year.

Costs of Sales

Alloy Steel had cost of sales of $4,385,872 for the year ended September 30, 2007, compared to cost of sales of $2,057,385 for the year ended September 30, 2006. The gross profit amounted to $4,343,772 compared to $1,328,698 for the year ended September 30, 2006. The gross profit percentage increased due to a higher selling price being achieved on Australian sales to 49.8% in 2007 from 39.2% in 2006.

Selling, General and Administrative Expenses

Alloy Steel had selling, general and administrative expenses of $2,320,778 for the year ended September 30, 2007, compared to $1,763,517 in the year ended September 30, 2006. The increase was primarily due to the increased marketing and promotional activity of the company during the year ending September 30, 2007.

Income (Loss) Before Income Tax Expense (Benefit)

Our income before tax expense (benefit) was $1,963,452 for the year ended September 30, 2007, compared to a loss before income tax expense (benefit) of ($408,721) for the year ended September 30, 2006.

Income Tax Expense (Benefit)

Alloy Steel had income tax expense of $654,587 for the year ended September 30, 2007 compared to an income tax benefit of ($134,695) for the year ended September 30, 2006.  The current year’s income tax expense relates to taxes payable in Australia.

Net Income (Loss)

We had a net income of $1,308,865 or $0.08 per share, for the year ended September 30, 2007, compared to a net loss of ($274,026) or ($0.02) per share for the year ended September 30, 2006.

Liquidity

For the year ended September 30, 2007, net cash provided by operating activities was $1,169,752.  The net income may be reconciled to this amount by an adjustment for depreciation and amortization of $168,548, write down of intangible assets of $90,512 and a decrease in cash and cash equivalents attributable to changes in operating assets and liabilities of $398,173, which consisted primarily of an increase in accounts receivable of $1,701,798, which was offset by an increase in accounts payable and other current liabilities of $747,517 and an increase in tax payable of $732,940.

 Future cash flows from sales are anticipated to be sufficient to sustain the Company’s operations. The Company is also reviewing available options to raise capital in alternative markets, although it currently has no commitments to do so.

As of September 30, 2007, we had a working capital surplus of $1,026,621.

The Company is obligated under various contractual commitments over the next five years. The following is a summary of the five-year commitments of the Company as of September 30, 2006:

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Long term debt	258,320	58,891	198,724	705	-
Operating leases	233,750	85,000	148,750	-

Total contractual obligations	$492,070	$143,892	$347,474	$705	-

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

We anticipate hiring 6 additional manufacturing employees in the next 12 months.

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

Allowance for Doubtful Accounts

We do not believe there is a need for a provision for doubtful accounts as of September 30, 2007.

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

Our Common Stock May Be Affected By Limited Trading Volume and May Fluctuate Significantly.

There has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop.  As a result, this could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all.  Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance.  In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

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

We Have A Limited Customer Base.

At present, our customer base consists primarily of companies involved in the mining and dredging industries.  Our ability to operate depends on increasing our customer base and achieving sufficient gross profit margins.  We cannot assure you that we will be able to increase our customer base or to operate profitably.  If any of our major customers stop or delay its purchases of our products, our revenue and profitability would be adversely affected.  For the year ended September 30, 2007, two customers accounted for at least 46.3% of our annual sales.  We anticipate that sales of our products to relatively few customers will continue to account for a significant portion of our revenue.  If these customers cancel or delay their purchase orders, our revenue may decline.  We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at the levels of previous periods or that we will be able to obtain orders from new customers.  Although our financial performance depends on large orders from key customers and resellers, we do not have binding commitments from any of them.

Our Common Stock Is Deemed To Be “Penny Stock”, Which May Make It More Difficult for Shareholders To Sell Their Shares Due To Suitability Requirements.

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934.  Penny stocks are stock:

•	With a price of less than $5.00 per share;

•	That are not traded on a “recognized” national exchange;

•	Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

•
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

We Have Limited Marketing and Sales Capability.

Because of our previous limited working capital, we have not had the resources to fully implement our marketing and sales strategy.  In order to increase our revenues, we are in the process of further implementing a marketing and sales force with technical expertise and marketing capability.  There can be no assurance that we will be able to:

•	Establish and develop such a sales force;

•	Gain market acceptance for our products;

•	Obtain and retain qualified sales personnel on acceptable terms; and

•	Meet our proposed marketing schedules or plans.

To the extent that we arrange with third parties to market our products, the success of such marketing will depend on the efforts of these third parties.

Item 7.	Financial Statements.

Our audited consolidated financial statements for the year ended September 30, 2007 appear following Item 14 of this report and are incorporated herein by reference.

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.        Controls and Procedures

(a)    Evaluation of disclosure controls and procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), our principal executive officer and principal financial officer have concluded  that as of the end of the period covered by this Annual Report on Form 10-KSB such disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal control over financial reporting.

During the last quarter of the year under report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.                              Other Information

None.

PART III

Item. 9	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Our present directors and executive officers are as follows:

Name	Age	Position

Gene Kostecki	62	President, Chief Executive Officer and a Director

Alan C. Winduss	66	Chief Financial Officer, Secretary and a Director

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission (the “Commission”) initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  Officers, directors, and persons who beneficially own more than ten percent of a registered class of our equity securities are required by the regulations of the Commission to furnish us with copies of all Section 16(a) forms they file.  To our knowledge, based solely on review of the copies of such reports furnished to us, during the fiscal year ended September 30, 2007, our officers, directors, and greater than ten percent beneficial owners complied with all Sections 16(a) filing requirements applicable to them.

Item 10.	Executive Compensation.

The following table sets forth the annual cash compensation for services rendered by our Chief Executive Officer for the fiscal year ended September 30, 2007. No other executive officer earned or secured more than $100,000 in salary and bonus for services rendered during the fiscal year ended September 30, 2007:

SUMMARY COMPENSATION TABLE
		Annual Compensation
Name and Position	Year	Salary	Bonus	Long-Term Compensation	All Other Compensation

Gene Kostecki	2007	$150,000	$0	—	—
President and Chief	2006	$150,000	$0	—	—
Executive Officer	2005	$150,000	$0	—	—

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

Employment Agreements

The current employment agreements in place with Mr. Gene Kostecki, our President and Chief Executive Officer, or Mr. Alan Winduss, our Chief Financial Officer and Secretary have expired but were automatically renewed as neither party gave notice of non renewal as required before expiry. New agreements are expected to be finalized by December 31, 2007.

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

In addition, our certificate of incorporation provides that, generally, a director shall not be personally liable to us or our stockholders for monetary damages for breach of the director’s fiduciary duty.  However, in accordance with Delaware law, a director will not be indemnified for a breach of its duty of loyalty, acts or omissions not in good faith or involving intentional misconduct or a knowing violation or any transaction from which the director derived improper personal benefit.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of November 30 2007, the number and percentage of outstanding shares of common stock beneficially owned by:

•	each person who we know beneficially owns more than 5% of the outstanding shares of our common stock;

•	each of our executive officers and directors; and

•	all of our officers and directors as a group.

Except as otherwise noted, the persons named in this table, based upon information provided by these persons, have sole voting and investment power with respect to all shares of common stock owned by them.  The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options or warrants held by such person that are exercisable within 60 days of November 30, 2007, but excludes shares of common stock underlying options or warrants held by any other person.  Unless otherwise indicated, the address of each beneficial owner is c/o Alloy Steel, 42 Mercantile Way Malaga, P.O. Box 3087 Malaga D C 6945, Western Australia.

Name of Beneficial Owner	Number of Shares	Percentage of Common Stock Beneficially Owned
Gene Kostecki	10,598,000	62.5%
Alan C. Winduss	1,893,250	11.2%
All officers and directors as a group (two persons)	12,491,250	74.0%

Item 12.	Certain Relationships and Related Transactions.

Messrs. Gene Kostecki and Alan Winduss are both directors of Alloy Steel International, Inc. and its subsidiary, Alloy Steel Australia (Int) Pty Ltd.

Mr. Winduss is a director of a public accounting firm Winduss & Associates Pty Ltd, which provides accounting and secretarial services to Alloy Steel’s subsidiary, Alloy Steel Australia (Int.) Pty Ltd.  These services are provided at normal commercial rates and conditions.  The cost of these services are recovered under the fees paid by Mr. Winduss’ consulting agreement.

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

At September 30, 2007 we had a non-interest bearing loan of approximately $99,000 payable to an entity controlled by Mr Gene Kostecki. The loan has no stated repayment terms and was repaid in full on October 31, 2007.

Item 13.	Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation*
3.2	By-laws*
4.1	Specimen Certificate*
10.1	2000 Stock Option Plan*
10.2	License Agreement, dated May 4, 2000, between Alloy Steel and Kenside Investments, Ltd.*

Exhibit No.	Description
10.3	Employment Agreement, dated October 2, 2000, between Alloy Steel and Gene Kostecki*
10.4	Employment Agreement, dated October 2, 2000, between Alloy Steel and Alan Winduss*
10.5	Consulting Agreement, dated October 2, 2000, between Alloy Steel and Berryhill Investments, Ltd.*
10.6	Consulting Agreement, dated October 2, 2000, between Alloy Steel and Chartreuse Nominees Pty. Ltd.*
10.7	Amended and Restated Consulting Agreement, dated October 2, 2000, between Alloy Steel and Persia Consulting Group, Inc.*
10.8	Consulting Agreement, dated October 2, 2000, between Alloy Steel and Ragstar Investments, Ltd.*
10.9	Consulting Agreement, dated October 2, 2000, between Alloy Steel and Alan Winduss Pty. Ltd.*
10.10	Consulting Agreement, dated October 2, 2000, between Alloy Steel and Ames Nominees Pty. Ltd.*
10.11	Lease Agreement, dated July 1, 2000, between Alloy Steel and Raglan Securities Pty. Ltd.*
10.12	Asset Purchase Agreement, dated October 2, 2000 between Alloy Steel and Collier Unit Trust*
10.13	Equipment Purchase Agreement, dated October 2, 2000, between Alloy Steel and Collier Unit Trust*
10.14	Asset Purchase Agreement, dated October 2, 2000, by and among Alloy Steel and Gene Kostecki and Alan Winduss*
10.15	Amendment dated July 1, 2004, to Employment Agreement between Alloy Steel and Gene Kostecki*
10.16	Amendment dated July 1, 2004, to Employment Agreement between Alloy Steel and Alan Winduss*
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)**
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)**
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

           * Previously filed. See Exhibit Index.
        **Filed herewith.

Item 14.	Principal Accountant Fees and Services.

The Board of Directors reviewed all services performed for the company by Rothstein Kass & Company, P.C and Bentleys MRI, our independent auditors, for the fiscal year ended September 30, 2007, within and outside the scope of their quarterly and annual auditing function. The company replaced Messrs Rothstein Kass & Company PC as independent auditors with Bentleys MRI in September 2007.  Bentleys MRI was renamed Grant Thornton (WA) Partnership on November 1, 2007. The aggregate fees billed by our independent auditors for each of the last two fiscal years are as follows:

	2007	2006
Audit Fees	14,870	53,103
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

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

Dated: January 14, 2008	ALLOY STEEL INTERNATIONAL, INC.
(Registrant)

	By:	/s/ Gene Kostecki
Gene Kostecki
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gene Kosetcki	Director and President and Chief Executive Officer (Principal Executive Officer)	January 14, 2008
Gene Kostecki

/s/ Alan Winduss	Director and Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	January 14, 2008
Alan C. Winduss

Alloy Steel International, Inc.

Annual Report on Form 10-KSB for the
Year Ended September 30, 2007

EXHIBIT INDEX

Exhibit No.	Description
3.1
Certificate of Incorporation [Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2, SEC File No. 333-49146, filed on November 2, 2000, as amended (the “Registration Statement”).]

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

SEPTEMBER 30, 2007

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(ITEM 7)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Alloy Steel International, Inc.

We have audited the accompanying consolidated balance sheet of Alloy Steel International, Inc. and Subsidiary (the “Company”) as of September 30 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years ended in the two year period September 30, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2007, and the results of its operations and its cash flows for each of the years ended in a two year period September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton (WA) Partnership

Perth, Australia
January 14, 2008

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
September 30, 2007

ASSETS

Current assets
Cash and cash equivalents	$484,295
Accounts receivable	2,488,056
Inventories	719,760
Prepaid expenses and other current assets	136,979
Total current assets	3,829,090

Property and equipment, net	2,648,155

Other assets
Other	11,937
Deferred tax assets	-
Intangibles	-
Total other assets	11,937

$6,489,182

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable, current portion	$58,891
Notes payable, officers, current portion	62,377
Accrued officers' salaries	330,078
Royalties payable, related party	503,617
Loan payable, related party	77,330
Current tax payable	533,067
Accounts payable and other current liabilities	1,237,109
Total current liabilities	2,802,469

Long-term liabilities
Notes payable, less current portion	199,429
Notes payable, officers, less current portion	58,051
Employee entitlement provisions	10,928
Deferred tax liabilities	38,295
Total long-term liabilities	306,703

Commitments and contingencies

Stockholders' equity

Preferred stock, $.01 par value, authorized 3,000,000shares; issued and outstanding - none	-
Common stock, $.01 par value, authorized 50,000,000shares; issued and outstanding 16,950,000 shares	169,500
Capital in excess of par value	1,773,382
Accumulated deficit	330,497
Accumulated other comprehensive income	1,086,631

Total stockholders' equity	3,360,010

$6,469,182

See accompanying notes to consolidated financial statements.

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended September 30, 2007 and 2006

	Sep-07	Sep-06

Sales	$8,729,644	$3,386,083

Cost of sales	4,385,872	2,057,385

Gross profit	4,343,772	1,328,698

Selling, general and administrative expenses	2,320,778	1,763,517

Profit (Loss) from operations	2,022,994	(434,819)

Other income (expense)
Interest income	15,436	31,887
Interest expense	(26,900)	(22,218)
Insurance recovery	21,544	10,409
Sundry Income	20,890	44
Writedown of intangible assets	(90,512)	-
Profit on disposal of property and equipment	-	5,976
	(59,542)	26,098

Income (loss) before income tax (expense) benefit	1,963,452	(408,721)

Income tax (expense) benefit	(654,587)	134,695

Net income (loss)	$1,308,865	$(274,026)

Basic and diluted income (loss) per common share	$0.08	$(0.02)

Weighted average number of common shares used in computing basic and diluted income (loss) per common share	16,950,000	16,950,000

See accompanying notes to consolidated financial statements.

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended September 30, 2006 and 2005

			Capital in excess			Accumulated Other	Total
	Common Stock		of par	Accumulated	Comprehensive	Comprehensive	Stockholders'
	Shares	Amount	value	Deficit	Income	Income	Equity

Balances, September 30, 2005	16,950,000	$169,500	$1,773,382	$(704,342)		$577,545	$1,816,085

Net Loss				(274,026)	$(274,026)		(274,026)

Other comprehensive income, foreign currency translation adjustment					(39,356)	(39,356)	(39,356)

Total comprehensive income - Year ended September 30, 2006					$(313,382)

Balances, September 30, 2006	16,950,000	169,500	1,773,382	(978,368)		538,189	1,502,703

Net Income				1,308,865	$1,308,865		1,308,865

Other comprehensive income, foreign currency translation adjustment					548,442	548,442	548,442

Total comprehensive income - Year ended September 30, 2007					$1,857,307

Balances, September 30, 2007	16,950,000	$169,500	$1,773,382	$330,497		$1,086,631	$3,360,010

See accompanying notes to consolidated financial statements.

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended September 30, 2007 and 2006

	Sep-07	Sep-06
Cash flows from operating activities
Net income (loss)	$1,308,865	$(274,026)

Adjustments to reconcile net income (loss) to net cash provided by(used in) operating activities:
Depreciation	168,548	175,631
Write down of intangible assets	90,512	-
Profit on disposal of property and equipment	-	(5,976)
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:

Accounts receivable	(1,701,798)	61,400
Inventories	(80,682)	114,287
Income taxes receivable	-	160,792
Prepaid expenses and other current assets	(96,150)	(4,346)
Accrued officer's salaries	20,680	85,302
Accounts payable and other current liabilities	726,837	(200,364)
Income taxes payable	732,940	-

Net cash provided by operating activities	1,169,752	112,700

Cash flows from investing activities
Purchase of property and equipment	(505,492)	(121,476)
Payment on deposit for investment	-	-
Proceeds on disposal of property and equipment	-	6,574

Net cash used in investing activities	(505,492)	(114,902)

Net cash used in financing activities, repayment on notes and loan payables
	(377,946)	(345,473)

Effect of foreign exchange rate changes on cash and cash equivalents
	179,026	238,710

Net increase (decrease) in cash and cash equivalents	465,340	(108,965)

Cash and cash equivalents, beginning of year	18,955	127,920

Cash and cash equivalents, end of year	$484,295	$18,955

Supplemental disclosures of cash flow information, cash paid during the years for:

Income taxes	$(75,866)	$-

Interest	$26,900	$22,218

Supplemental disclosures of non-cash investing and financing activities,
Equipment acquired under notes payable	$28,197	$244,203

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

Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities which qualify as financial instruments under Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments,” approximates the carrying amounts presented in the accompanying consolidated balance sheet.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Asset	Estimated Useful Lives
Plant and equipment	5-20 years
Furniture and fixtures	5-7 years
Vehicles	3-5 years
Office and computer equipment	3-5 years

Maintenance and repairs are charged to operations, while betterments and improvements are capitalized.

Intangibles

Intangibles include intellectual property rights of $90,512, which have been amortized in full in the current year as there is currently an indefinite period that exists before the Company will be able to develop and commercially exploit the property rights.

Advertising

Advertising costs are charged to operations as incurred and were approximately $11,000 and $26,000 for the years ended September 30, 2007 and 2006, respectively.

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

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment to FASB Statement No. 115. Under this statement, entities will be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). By electing the fair value measurement attribute for certain assets and liabilities, entities will be able to mitigate potential “mismatches” that arise under the current mixed measurement attribute model. Entities will also be able to offset changes in the fair values of a derivative instrument and its related hedge item by selecting the fair value for the hedged item. SFAS No. 159 will become effective for fiscal years beginning after Novermber 15, 2007. The Company is currently evaluating the effect that the adoption of this statement will have on the consolidated financial statements.

Foreign Currency Translation

Assets and liabilities of the Company’s wholly-owned subsidiary are translated into U.S. dollars at year-end exchange rates, revenues and expenses and cash flows are translated at average rates prevailing during the year.  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income.

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of significant accounting policies (continued)

3.           Inventories

Inventories consist of the following at September 30, 2007:

Raw materials	$574,084
Work in progress	45,949
Finished goods	99,717
$719,760

4.           Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following at September 30, 2007:

Prepaid expenses	$35,289
Deposit paid to suppliers	101,690
$136,979

5.           Property and equipment

Property and equipment consists of the following at September 30, 2007:

Plant and equipment	$3,445,719
Furniture and fixtures	38,661
Vehicles	133,469
Leasehold Improvements	27,563
Office and computer equipment	24,649
3,670,061
Less accumulated depreciation	1,021,906
$2,648,155

Depreciation expense for the years ended September 30, 2007 and 2006 was approximately $170,000 and $175,000, respectively. At September 30, 2007, property and equipment included approximately $344,000 and accumulated depreciation included approximately $70,000 related to assets acquired under notes payable.

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.           Notes payable

Notes payable at September 30, 2007 consists of the following:

Note payable (a)	16,875
Note payable (b)	188,071
Note payable (c)	24,037
Note payable (d)	29,337
258,320
Less current portion	58,891
$199,429

(a)
The note is payable in monthly installments of $382 including interest at a rate of 7.61% per annum, with a final  payment in March 2010. The note is collateralized by the underlying equipment and is guaranteed by the officers of the Company.

(b)
The note is payable in monthly installments of $4,449 including interest at a rate of 7.25% per annum, with a final balloon payment in November 2010. The note is collateralized by the underlying equipment and is guaranteed by the officers of the Company.

(c)
The note is payable in monthly installments of $693 including interest at a rate of 7.61% per annum, with a final balloon payment in February 2010. The note is collateralized by the underlying equipment and is guaranteed by the officers of the Company.

(d)
The note is payable in monthly installments of $705 including interest at a rate of 8.45% per annum, with a final payment in October 2011.  The note is collateralized by the underlying equipment and is guaranteed by the officers of the company.

Aggregate annual principal payments for each of the following years are as follows:

Year ending September 30,
2008	58,891
2009	63,427
2010	76,104
2011	59,193
2012	705
$258,320

Due to cash resources available to the Company, three notes payable existing in the prior year and not shown above, were repaid in full by the Company during this year.

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.      Notes payable, officers

Notes payable, officers at September 30, 2006 consists of the following:

Note payable (a)	$40,682
Note payable (b)	79,746
120,428
Less current portion	62,377
$78,051

(a)	The note is payable in monthly installments of $1,498 including interest at a rate of 1% per annum, with a final payment in June 2009. The note is unsecured and is due to an officer of the Company.

(b)	The note is payable in monthly installments of $2,936 including interest at a rate of 1% per annum, with a final payment in June 2009. The note is unsecured and is due to an officer of the Company.

Aggregate annual principal payments for each of the following years are as follows:

Year ending September 30,
2008	62,377
2009	58,051

$120,428

8.           Loan payable, related party

As of September 30, 2007, the Company has a non-interest bearing loan payable to a related party with no stated repayment terms of approximately $77,330.  The loan payable has been repaid in full October 31, 2007.

9.           Income taxes

Income (loss) before income tax expense (benefit) for the years ended September 30, 2007 and 2006 were derived in the following jurisdictions:

	2007	2006
Australia	2,181,961	(293,266)
US	(218,509)	(115,455)

	1,963,452	(408,721)

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.           Income taxes(continued)

The components of income tax expense (benefit) are as follows for the years ended September 30, 2007 and 2006:

	2007	2006
Current
Foreign	480,960	(46,725)

Deferred
Foreign	173,621	(87,970)

	654,581	(134,695)

As of September 30, 2007, the Company had US net operating loss carryforwards of approximately $1,742,000 expiring through 2025.

The components of the deferred tax assets and liabilities consist of the following at September 30, 2007 and 2006:

	2007	2006
Deferred tax assets
Net operating loss carryforwards	609,879	710,534
Other	42,854	29,663
	652,733	740,197
Less valuation allowance	609,879	565,080
	42,854	175,117
Deferred tax liabilities
Other	(81,149)	(39,791)

Deferred tax assets, net	(38,295)	135,326

SFAS No. 109, requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred income tax asset will not be realized.  The change in the valuation allowance amounted to approximately $45,000 and $40,000 for the years ended September 30, 2007 and 2006, respectively.  The ultimate realization of this deferred income tax asset depends on the Company's ability to generate sufficient taxable income in future years

The Company also has certain foreign tax credits available for future use.

The effective tax rate in 2007 and 2006 differs from the U.S. federal statutory rate as follows:

	2007	2006

U.S. federal statutory rate	(35%)	(35%)
Change in valuation allowance	(2%)	10%
Change in estimated research and development credit	-	-
Refund related to prior years research and development credit	-	-
Over accrual from prior year	-	(11%)
Other	4%	3%
Effective tax rate	(33%)	(33%)

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.           Stock options

During 2000, the Company's Board of Directors (the Committee) adopted, and the stockholders approved, the 2000 stock option plan (the Plan) pursuant to which 500,000 shares of common stock were reserved for issuance upon the exercise of options granted to key employees, members of the Committee and consultants of the Company.  Options under the Plan may be incentive stock options, nonqualified stock options, or any combination thereof, and the Committee may grant options at an exercise price which is not less than the fair market value on the date such options are granted. The Plan further provides that the maximum period in which stock options may be exercised will be determined by the Committee, except that they may not be exercisable after ten years from the date of grant or five years from the date of grant for any person owning more than ten percent of the voting power of all classes of the Company's stock.  For the years ending September 30, 2007 and 2006, there were no stock options granted or outstanding stock options.

11.           Commitments and contingencies

Operating Lease

The Company leases its office and manufacturing space from a related party for approximately $85,000 per annum plus certain expenses (as defined in the agreement).  The lease expires on June 30, 2010.

Rent expense for the years ended September 30, 2007 and 2006 was approximately $85,000 in each year.

Royalty Agreements

The Company has a licensing agreement with a related party of which relates to the sale of all products sold in the United States of America.  Under the terms of the agreement, the Company is required to pay royalties of 2% on the net sales of these products, calculated at the end of each quarter.  The agreement expires in 2025 and has three ten-year renewal options to extend unless written notice of non-renewal is given by either party within 120 days prior to its expiration.  At September 30, 2007, approximately $503,000 was payable under this agreement and is included in accounts payable and other current liabilities.

Royalty expense was approximately $176,000 and $65,000 for the years ended September 30, 2007 and 2006, respectively.

Employment Agreements

The Company has employment agreements with two of its executives, who are principal stockholders, requiring the payment of a minimum annual base compensation of approximately $80,000 and $150,000, adjusted semi-annually for increases approved by the Board of Directors, but not less than the base year amount, plus incentive compensation based on the executives performance and the Company's success.  The agreements were automatically renewed for an additional year starting on June 13, 2006, since neither party gave notice of non-renewal within 180 days prior to their expiration.  Approximately $170,000 has been expensed under these agreements in the years ended September 30, 2007 and 2006, and is included in selling, general and administrative expenses.

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.           Major customers, suppliers and geographic information

The Company had revenues from two customers and one customer for each of the years ended September 30, 2007 and 2006, of approximately $4,048,000 and $525,000 respectively.  Accounts receivable due from the respective customers were approximately $1,425,000 and nil at September 30, 2007 and 2006.

	2007	2006
Customer A	10.6%	15.5%
Customer B	35.7%	-

For the years ended September 30, 2007 and 2006, the Company purchased approximately 39% and 47% of its inventories from two and three suppliers, respectively.

For the years ended September 30, 2007 and 2006, revenues were derived from the following:

	2007	2006

Australia	72%	64%
Americas	14%	23%
Other	14%	13%

	100%	100%