Form 10QSB
period 2007-12-31
ALLOY STEEL INTERNATIONAL INC
filed 2008-02-13
CIK 1127454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

There were 16,950,000 shares of Common Stock outstanding as of January 31, 2008.

Transitional Small Business Disclosure Format (check one):  Yes  ☐  No ☑

PART I
FINANICAL INFORMATION
Item 1.                      Financial Statements

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
	December 31, 2007 (unaudited)	September 30, 2007
ASSETS
Current Assets
Cash and cash equivalents	$1,859,852	$484,295
Accounts receivable, less allowance for doubtful accounts of $nil at December 31, 2007 and September 30, 2007	1,264,615	2,488,056
Inventories	723,195	719,760
Prepaid expenses and other current assets	50,518	136,979
Total Current Assets	3,898,180	3,829,090

Property and Equipment, net	2,625,984	2,648,155

Financial Assets	244,571	-

Other Assets
Intangibles	-	-
Other	11,779	11,937

Total Assets	$6,780,514	$6,489,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable, current portion	$58,116	$58,891
Notes payable, officers, current portion	93,069	62,377
Accrued officers’ salaries	336,640	330,078
Royalties payable, related party	565,094	503,617
Loan payable, related party	-	77,330
Current tax payable	715,884	553,067
Accounts payable and other current liabilities	1,025,596	1,237,109
Total Current Liabilities	2,794,399	2,822,469

Long-Term Liabilities
Notes payable, less current portion	178,193	199,429
Notes payable, officers, less current portion	-	58,051
Employee entitlement provisions	11,003	10,928
Loan payable, related party	65,726	38,295
Total Long-Term Liabilities	254,922	306,703

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock: $0.01 par value; authorized 3,000,000 shares; issued and outstanding – none	-	-
Common Stock: $0.01 par value; authorized 50,000,000 shares; 16,950,000 issued and outstanding	169,500	169,500
Capital in excess of par value	1,773,382	1,773,382
Accumulated other comprehensive income	1,023,111	1,086,631
Accumulated income	765,200	330,497
Total Stockholders’ Equity	3,731,193	3,360,010

Total Liabilities and Stockholders’ Equity	$6,780,514	$6,489,182

See accompanying notes to condensed consolidated financial statements

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended December 31,
	2007 (unaudited)	2006 (unaudited)

Sales	$3,180,339	$1,658,307

Cost of Sales	1,800,866	738,563

Gross Profit	1,379,473	919,744

Operating Expenses
Selling, general and administrative expenses	766,583	527,418

Income (Loss) From Operations	612,890	392,236

Other Income (Expense)
Interest income	9,614	4
Interest expense	(4,705)	(8,384)
Insurance recovery	10,837	1,802
Other income	7,221	116
	22,967	(6,462)
Income (Loss) Before Income Tax Expense (Benefit)	635,857	385,864
Income tax expense (benefit)	201,154	-
Net Income (Loss)	$434,703	$385,864
Basic Income (Loss) and Diluted Income (Loss) per Common Share	$0.026	$0.023

Weighted Average Common Shares Outstanding	16,950,000	16,950,000

Comprehensive Income (Loss)

Net Income (Loss)	$434,703	$385,864
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(63,520)	126,349
Comprehensive Income (Loss)	$371,183	$512,213

See accompanying notes to condensed consolidated financial statements

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows

	Three Months Ended December 31,
	2007 (unaudited)	2006 (unaudited)
Cash Flows From Operating Activities
Net income (loss)	$434,703	$385,864
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44,790	44,052
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
Accounts receivable	1,209,416	(328,926)
Inventories	(13,119)	9,339
Prepaid expenses and other current assets	85,990	(7,980)
Accrued officers’ salaries	6,562	19,731
Prepaid Income	-	214,287
Accounts payable and other current liabilities	(136,823)	217,684
Income taxes payable	201,154	-
Net Cash Provided by Operating Activities	1,832,673	554,051

Cash Flows From Investing Activities
Purchase of property and equipment	(57,695)	(52,080)
Purchase of listed financial assets	(248,421)	-
Net Cash Provided by (Used in) Investing Activities	(306,116)	(52,080)

Cash Flows From Financing Activities
Repayments on notes and loans payable	(123,533)	(64,370)
Net Cash Used in Financing Activities	(123,533)	(64,370)

Effect of Foreign Exchange Rate Changes on Cash and Cash Equivalents	(27,467)	33,301

Net Increase (Decrease) in Cash and Cash Equivalents	1,375,557	470,902

Cash and Cash Equivalents at Beginning of Period	484,295	18,955

Cash and Cash Equivalents at End of Period	$1,859,852	$489,857

Supplemental disclosure of cash flow information, cash paid for interest	$4,705	$8,384

Supplemental disclosure of non cash information, equipment acquired under note payable	$-	$28,197

See accompanying notes to condensed consolidated financial statements

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements

Note 1 – Unaudited Statements and Liquidity

The accompanying condensed consolidated financial statements of Alloy Steel International, Inc. (“us” or “the Company”) as of December 31, 2007 and for the three month periods ended December 31, 2007 and 2006 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operations and cash flows for the interim periods.  These unaudited condensed consolidated financial statements have been prepared by the Company pursuant to instructions to Form 10-QSB.  Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited consolidated financial statements included in the registrant’s annual reporting on Form 10-KSB for the year ended September 30, 2007.  The results of operations for the three month period ended December 31, 2007 are not necessarily indicative of the results that may occur for the year ending September 30, 2008.

At December 31, 2007, the Company has a working capital surplus of $1,103,781 and an accumulated surplus of $765,200.  The Company is reviewing options to raise additional future capital through debt and/or equity financing, although it currently has no commitments to do so.  While management believes that its current cash resources should be adequate to fund its operations, the Company’s long-term liquidity is dependent on its ability to continue to successfully increase the present level of sales at a profitable margin.

Note 2 – New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements.  This statement generally clarifies the manner in which an entity is required to measure the fair value of its assets and liabilities, emphasizing that fair value is a market-based measurement and not an entity-specific measurement.  This statement is effective for accounting changes made in the fiscal years beginning after November 15, 2007.  Adoption of the provisions of the Statement is not expected to have a material effect on the operations or financial position of the Company.

In February 2007, the FASB issued SFAS statement No.159, The Fair Value Option for Financial Asset and Financial Liabilities, Including an amendment of FASB statement No. 115.  Under this statement, entities will be permitted to measure many financial instruments and certain other asset and liabilities at fair value on an instrument-by-instrument basis (the fair value option).  By electing the fair value measurement attribute for certain assets and liabilities, entities will be able to mitigate potential “mismatches” that arise under the current mixed measure attribute model.  Entities will also be able to offset changes in the fair values of a derivative instrument and its related hedged item by selecting the fair value option for the hedged item.  SFAS No. 159 will become effective for the fiscal years beginning after November 15, 2007.  The Company is currently evaluating the effect that the adoption of this statement will have on the consolidated financial statements.

Note 3 – Inventories

At December 31, 2007 (unaudited) and September 30, 2007, inventories consisted of the following:

	Dec 31, 2007	Sept 30, 2007
Raw materials	$509,202	$574,084
Work in progress	110,700	45,959
Finished goods	103,293	99,717
	$723,195	$719,760

Note 4 – Subsequent Events

Subsequent to December 31, 2007, the Australian Securities Exchange suffered significant falls as was experienced by stock and securities exchanges globally.  During the December quarter, the Company acquired some investments in shares in companies listed on the Australian Securities Exchange, which have been disclosed in the condensed consolidated financial statements at cost.  The significant falls in global markets have since devalued these investments by approximately $40,000, or 16.1%.  The Company will assess the impairment of the value of the investments at each future reporting period and disclose values accordingly.

Item 2. Management’s Discussion and Analysis

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements, the notes to our financial statements and other financial information contained elsewhere in this filing.

Overview

We manufacture and distribute Arcoplate™, a wear-resistant alloy overlay wear plate, through a patented production process.  The patented process by which we manufacture Arcoplate enables us to smoothly and evenly apply overlay to a sheet of steel, creating a metallurgical bond between the alloy and the steel backing plate that is resistant to wear caused by impact and/or abrasion and helps prevent material from adhering or binding to equipment (referred to as “hangup”).  We believe that, in the mining and mineral processing industries, wear is the primary cause of down time, the period when machinery is not in operation due to wear or malfunction.  We believe that use of our Arcoplate product line will substantially reduce wear and hangup, resulting in decreased down time and increased productivity for our customers.

We also intend to commercially develop the 3-D Pipefitting Cladder process, a computer driven and software based mechanical system for depositing a profiled layer of wear resistant alloy onto interior surfaces of pipefittings, targeted for mining and dredging used.  However, due to the increasing demand for Arcoplate coupled with the shortage of skilled labor in Australia, it is not practical to utilize manpower and factory infrastructure on this project at present.  The Company will revisit the project in the future.

Results of Operations

For the Three Months Ended December 31, 2007 Compared with the Three Months Ended December 31, 2006

Sales

Alloy Steel had sales of $3,180,339 for the three months ended December 31, 2007, compared to $1,658,307 for the three months ended December 31, 2006.  These sales consist solely of the sale of our Arcoplate product.  Substantially all of our sales during the periods were denominated in Australian dollars.  Sales were converted into U.S. dollars at the conversion rate of $0.8905 for the three months ended December 31, 2007 and $0.77022 for the three months ended December 31, 2006 representing the average foreign exchange rate for the respective periods.

The sales increase is attributable to increased orders from new mining projects in Australia.

Gross Profit and Cost of Sales

Alloy Steel had cost of sales of $1,800,866 for the three months ended December 31, 2007, compared to $738,563 for the three months ended December 31, 2006.  The gross profit amounted to $1,379,473 for the three months ended December 31, 2007, compared to $919,744 for the three months ended December 31, 2006.  The gross profit percentage decreased from 55.5% to 43.4%.  The decrease in gross profit percentage is attributable mainly to increased raw material and direct labor costs which has decreased margins on our products sold.

Operating Expenses

Alloy Steel had no material operating expenses other than selling, general and administrative expenses for the three months ended December 31, 2007 and 2006.

Alloy Steel had selling, general and administrative expenses of $766,583 for the three months ended December 31, 2007, compared to $527,418 for the three months ended December 31, 2006.

Factors contributing to the increased expenditure for the three months period ended December 31, 2007, included additional staff employed, increased travel expenditure to assist marketing and increased labor costs for sales and administrative employees.

Income (Loss) Before Taxes

Alloy Steel’s income before income tax (benefit) was $635,859 for the three months ended December 31, 2007, compared to $385,864 for the three months ended December 31, 2006.

Net Income (Loss)

Alloy Steel had a net income of $434,705 or $0.026 per share, for the three months ended December 31, 2007, compared to $385,864, or $0.023 per share, for the three months ended December 31, 2006.

Liquidity and Capital Resources

For the three months ended December 31, 2007, net cash provided by operating activities was $1,832,673, consisting of net income of $434,703 adjusted for depreciation of $44,790 to reconcile net income to net cash provided by operating activities and an increase in cash and cash equivalents attributable to changes in operating assets and liabilities of $1,353,180 which consisted primarily of a decrease in accounts receivable and other current assets of $1,282,287which was offset by an increase in income tax payable of $201,154 and decreasing accounts payable and other current liabilities of $130,261.

At December 31, 2007, the Company had a working capital surplus of $1,103,781.

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

Effect of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements.  This statement generally clarifies the manner in which an entity is required to measure the fair value of its assets and liabilities, emphasizing that fair value is a market-based measurement and not an entity-specific measurement.  This statement is effective for accounting changes made in the fiscal years beginning after November 15, 2007.  Adoption of the provisions of the Statement is not expected to have a material effect on the operations or financial position of the Company.

In February 2007, the FASB issued SFAS Statement  No.159, The Fair Value Option for Financial Asset and Financial Liabilities, Including an amendment of FASB Statement No. 115.  Under this statement, entities will be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option).  By electing the fair value measurement attribute for certain assets and liabilities, entities will be able to mitigate potential “mismatches” that arise under the current mixed measurement attribute model.  Entities will also be able to offset changes in the fair values of a derivative instrument and its related hedged item by selecting the fair value option for the hedged item.  SFAS No.159 will become effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the effect that the adoption of this statement will have on the consolidated financial statements.

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

Date:	February 12, 2008	ALLOY STEEL INTNERATIONAL, INC.

		By:	/s/ Alan Winduss
Alan Winduss, Chief Financial Officer
(Principal Financial Officer)