Form 10QSB
period 2008-03-31
ALLOY STEEL INTERNATIONAL INC
filed 2008-05-09
CIK 1127454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

There were 16,950,000 shares of Common Stock outstanding as of April 30, 2008.

Transitional Small Business Disclosure Format (check one):  Yes  ☐  No ☑

PART I
FINANICAL INFORMATION
Item 1.  Financial Statements

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
	March 31, 2008	September 30, 2007
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$935,300	$484,295
Accounts receivable, less allowance for doubtful accounts of $nil at March 31, 2008 and September 30, 2007	3,315,241	2,488,056
Inventories	937,512	719,760
Prepaid expenses and other current assets	31,818	136,979
Total Current Assets	5,219,871	3,829,090

Property and Equipment, net	2,718,766	2,648,155

Financial Assets	210,847	-

Other Assets
Intangibles	-	-
Other	12,332	11,937

Total Assets	$8,161,816	$6,489,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable, current portion	$60,840	$58,891
Notes payable, officers, current portion	-	62,377
Accrued officers’ salaries	169,258	330,078
Royalties payable, related party	648,938	503,617
Loan payable, related party	-	77,330
Current tax payable	702,120	553,067
Accounts payable and other current liabilities	1,182,768	1,237,109
Total Current Liabilities	2,763,924	2,822,469

Long-Term Liabilities
Notes payable, less current portion	171,435	199,429
Notes payable, officers, less current portion	-	58,051
Employee entitlement provisions	18,913	10,928
Deferred tax liability	84,455	38,295
Total Long-Term Liabilities	274,803	306,703

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock: $0.01 par value; authorized 3,000,000 shares; issued and outstanding – none	-	-
Common Stock: $0.01 par value; authorized 50,000,000 shares; 16,950,000 issued and outstanding	169,500	169,500
Capital in excess of par value	1,773,382	1,773,382
Accumulated other comprehensive income	1,260,799	1,086,631
Accumulated income	1,919,408	330,497
Total Stockholders’ Equity	5,123,089	3,360,010

Total Liabilities and Stockholders’ Equity	$8,161,816	$6,489,182

See accompanying notes to condensed consolidated financial statements

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008 (unaudited)	2007 (unaudited)	2008 (unaudited)	2007 (unaudited)

Sales	$4,206,235	1,753,814	$7,386,574	$3,412,121

Cost of Sales	1,762,635	1,047,900	3,563,501	1,786,463

Gross Profit	2,443,600	705,914	3,823,073	1,625,658

Operating Expenses
Selling, general and administrative expenses	785,594	564,304	1,552,175	1,091,722

Income (Loss) From Operations	1,658,006	141,610	2,270,898	533,936

Other Income (Expense)
Interest income	20,059	8,145	29,673	8,149
Interest expense	(4,144)	(5,858)	(8,849)	(14,242)
Insurance recovery	12,438	391	23,275	2,193
Other income	7,961	4,649	15,182	4,765
Impairment expense	(44,199)	-	(44,199)	-
	(7,885)	7,327	15,082	865

Income (Loss) Before Income Tax Expense	1,650,121	148,937	2,285,980	534,801
Income tax expense	(495,915)	(176,498)	(697,069)	(176,498)
Net Income (Loss)	$1,154,206	$(27,561)	$1,588,911	$358,303
Basic Income (Loss) and Diluted Income (Loss) per Common Share	$0.068	$(0.002)	$0.094	$0.021

Weighted Average Common Shares Outstanding	16,950,000	16,950,000	16,950,000	16,950,000

Comprehensive Income (Loss)

Net Income (Loss)	$1,154,206	$(27,561)	$1,588,911	$358,303
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	237,688	58,035	174,168	184,384
Comprehensive Income (Loss)	$1,391,894	$30,474	$1,763,079	$542,687

See accompanying notes to condensed consolidated financial statements

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows

	Six Months Ended March 31,
	2008 (unaudited)	2007 (unaudited)
Cash Flows From Operating Activities
Net income (loss)	$1,588,911	$358,303
Adjustments to reconcile net income (loss) to net cash provided byoperating activities:
Depreciation and amortization	89,031	83,607
Impairment expense	44,199	-
Increase (decrease) in cash and cash equivalents attributable to changes inoperating assets and liabilities:
Accounts receivable	(728,517)	(594,737)
Inventories	(189,682)	(47,722)
Prepaid expenses and other current assets	107,289	4,369
Accrued officers’ salaries	(160,820)	38,829
Accounts payable and other current liabilities	60,094	217,695
Income taxes payable	171,792	251,885
Net Cash Provided by Operating Activities	982,297	312,229

Cash Flows From Investing Activities
Purchase of property and equipment	(72,380)	(72,681)
Purchase of listed financial assets	(250,424)	-
Net Cash Provided by (Used in) Investing Activities	(322,804)	(72,681)

Cash Flows From Financing Activities
Repayments on notes and loans payable	(232,246)	(207,725)
Net Cash Used in Financing Activities	(232,246)	(207,725)

Effect of Foreign Exchange Rate Changes on Cash and Cash Equivalents	23,758	59,203

Net Increase (Decrease) in Cash and Cash Equivalents	451,005	91,026

Cash and Cash Equivalents at Beginning of Period	484,295	18,955

Cash and Cash Equivalents at End of Period	$935,300	$109,981

Supplemental disclosure of cash flow information, cash paid for interest	$8,849	$14,242

Supplemental disclosure of non cash information, equipment acquired under note payable	$-	$28,865

See accompanying notes to condensed consolidated financial statements

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements

Note 1 – Unaudited Statements and Liquidity

The accompanying condensed consolidated financial statements of Alloy Steel International, Inc. (“us” or “the Company”) as of March 31, 2008 and for the six month and three month periods ended March 31, 2008 and 2007 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operations and cash flows for the interim periods.  These unaudited condensed consolidated financial statements have been prepared by the Company pursuant to instructions to Form 10-QSB.  Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited consolidated financial statements included in the registrant’s annual reporting on Form 10-KSB for the year ended September 30, 2007.  The results of operations for the six month and three month periods ended March, 2008 are not necessarily indicative of the results that may occur for the year ending September 30, 2008.

At March 31, 2008, the Company has a working capital surplus of $2,455,947 and an accumulated surplus of $1,260,799.  The Company is reviewing options to raise additional future capital through debt and/or equity financing, and whilst it has a facility approved to fund equipment purchases if required, it currently has no commitments to use the facility or obtain further amounts through the issue of equity or other debt financing arrangements.  While management believes that its current cash resources should be adequate to fund its operations, the Company’s long-term liquidity is dependent on its ability to continue to successfully increase the present level of sales at a profitable margin.

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

Note 3 – Inventories

At March 31, 2008 (unaudited) and September 30, 2007, inventories consisted of the following:

	Mar 31, 2008	Sept 30, 2007
Raw materials	$797,863	$574,084
Work in progress	57,361	45,959
Finished goods	82,288	99,717
	$937,512	$719,760

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

Due to the continuing demand for Arcoplate, we have decided to postpone the development of the 3-D Pipefitting Cladder process, a computer driven and software based mechanical system for depositing a profiled layer of wear resistant alloy onto interior surfaces of pipefittings, targeted for mining and dredging used.  The manufacturing demand coupled with the shortage of skilled labor in Australia means that it is not practical to utilize manpower and factory infrastructure on this project at present.  The Company will revisit the project in the future.

Results of Operations

For the Three and Six Months Ended March 31, 2008 Compared with the Three and Six Months Ended March 31, 2007

Sales

Alloy Steel had sales of $4,206,235 for the three months ended March 31, 2008, compared to $1,753,814 for the three months ended March 31, 2007.  These sales consist solely of the sale of our Arcoplate product.  Substantially all of our sales during the periods were denominated in Australian dollars.  Sales were converted into U.S. dollars at the conversion rate of $0.89768 for the three months ended March 31, 2008 and $0.77805 for the three months ended March 31, 2007 representing the average foreign exchange rate for the respective year to date periods.

Alloy Steel had sales of $7,386,574 and $3,412,121 for the six months ended March 31, 2008 and the six months ended March 31, 2007 respectively.  These sales consist solely of our Arcoplate products.

The sales increase is attributable to increased orders from new mining projects in Australia.

Gross Profit and Cost of Sales

Alloy Steel had cost of sales of $1,762,635 for the three months ended March 31, 2008, compared to $1,047,900 for the three months ended March 31, 2007.  The gross profit amounted to $2,443,600 for the three months ended March 31, 2008, compared to $705,914 for the three months ended March 31, 2007.

Alloy Steel had a cost of sales of $3,563,501 and $1,786,463 for the six months ended March 31, 2008 and the six months ended March 31, 2007 respectively.  Alloy Steel’s gross profit was $3,823,073 or 51.8% of sales, and $1,625,658 or 47.6% of sales, for the respective six month periods.  The increase in gross profit margin has been achieved through negotiation of better raw materials prices for some supplies during the period, as well as increased production through the mill without the need to increase direct labor costs.

Operating Expenses

Alloy Steel had no material operating expenses other than selling, general and administrative expenses for the three and six months ended March 31, 2008 and 2007.

Alloy Steel had selling, general and administrative expenses of $785,594 for the three months ended March 31, 2008, compared to $564,304 for the three months ended March 31, 2007.

Alloy Steel had operating expenses of $1,552,175 and $1,091,722 for the six months ended March 31, 2008 and six months ended March 31, 2007 respectively.

Factors contributing to the increased expenditure for both the three month and six month periods ended March 31, 2008, increased travel expenditure to assist marketing and increased labor costs for sales and administrative employees.

Income (Loss) Before Taxes

Alloy Steel’s income before income tax expense was $1,650,121 for the three months ended March 31, 2008, compared to $148,937 for the three months ended March 31, 2007.

Alloy Steel had a net income before income taxes of $2,285,980 and $534,801 for the six months ended March 31, 2008 and six months ended March 31, 2007 respectively.

Net Income (Loss)

Alloy Steel had a net income of $1,154,206 or $0.068 per share, for the three months ended March 31, 2008, compared to a net loss of ($27,561), or ($0.002) per share, for the three months ended March 31, 2007.

An adjustment to recognize the use of prior year tax losses of Alloy Steel’s Australian subsidiary was made during the three month period ended March 31, 2007 as it was determined at that time that it was likely for the subsidiary to recoup all prior year tax losses that had accumulated resulting in the reported net loss for that period.  The tax losses of the subsidiary have been recouped and the subsidiary is recognizing its accruing tax liability in each quarter.

Alloy Steel had a net income of $1,588,911, or $0.094 per share, and $358,303, or $0.021 per share, for the six months ended March 31, 2008 and six months ended March 31, 2007 respectively.

It is noted that predominantly all operations of Alloy Steel are conducted by the Australian subsidiary, and therefore, the majority of the amounts reported are initially recorded in Australian dollars by the subsidiary.  The difference in the value of the Australian dollar compared to the US dollar has been reducing, and therefore the exchange rate movement has had an increasing impact upon the value reported by the Company.

Liquidity and Capital Resources

For the three months ended March 31, 2008, net cash provided by operating activities was $982,297, consisting of net income of $1,588,911 adjusted for depreciation and impairment expenses of $133,230 to reconcile net income to net cash provided by operating activities and an increase in cash and cash equivalents attributable to changes in operating assets and liabilities of $739,844 which consisted primarily of a decrease in accounts receivable and other current assets of $810,910 which was offset by an increase in income tax payable of $171,792 and decreasing accounts payable and other current liabilities of $100,726.

At March 31, 2008, the Company had a working capital surplus of $2,455,947.

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

The Company is reviewing options to raise additional future capital through debt and/or equity financing, and whilst it has a facility approved to fund equipment purchases if required, it currently has no commitments to use the facility or obtain further amounts through the issue of equity or other debt financing arrangements.  While management believes that its current cash resources should be adequate to fund its operations, the Company’s long-term liquidity is dependent on its ability to continue to successfully increase the present level of sales at a profitable margin.

Significant Changes in Number of Employees

No significant change in the number of employees is anticipated in the next three months.

Purchase or Sale of Plant and Significant Equipment

The Company is in the process of constructing a second production mill anticipated to commence operations by the end of August 2008 as announced on Form 8-K dated February 25, 2008.  The Company is currently funding the construction of the mill from its available cash flow.  A financing arrangement has been sought and approved to complete the mill if cash flow becomes restricted.  Whilst the Company has sourced the necessary components and materials for the mill, it has not been committed to any purchase at this time.  It is anticipated that the total additional costs to be incurred to complete the mill will be approximately $550,000.

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

Date: May 7, 2008	ALLOY STEEL INTNERATIONAL, INC.

	By:	/s/ Alan Winduss
Alan Winduss, Chief Financial Officer
(Principal Financial Officer)