Form 10QSB
period 2008-06-30
ALLOY STEEL INTERNATIONAL INC
filed 2008-08-07
CIK 1127454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

61 (8) 9248 3188
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

There were 16,950,000 shares of Common Stock outstanding as of July 31, 2008.

Transitional Small Business Disclosure Format (check one):  Yes  ☐  No ☒

PART I
FINANICAL INFORMATION
Item 1.   Financial Statements

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
	June 30, 2008 (unaudited)	September 30, 2007
ASSETS
Current Assets
Cash and cash equivalents	$1,174,887	$484,295
Accounts receivable, less allowance for doubtful accounts of $nil at June 30, 2008 and September 30, 2007	1,967,700	2,488,056
Inventories	1,799,940	719,760
Prepaid expenses and other current assets	150,219	136,979
Total Current Assets	5,092,746	3,829,090

Property and Equipment, net	3,258,397	2,648,155

Financial Assets	212,251	-

Other Assets
Intangibles	-	-
Other	12,919	11,937

Total Assets	$8,576,313	$6,489,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable, current portion	$84,378	$58,891
Notes payable, officers, current portion	-	62,377
Accrued officers’ salaries	-	330,078
Royalties payable, related party	698,130	503,617
Loan payable, related party	-	77,330
Current tax payable	907,845	553,067
Accounts payable and other current liabilities	902,976	1,237,109
Total Current Liabilities	2,593,329	2,822,469

Long-Term Liabilities
Notes payable, less current portion	289,687	199,429
Notes payable, officers, less current portion	-	58,051
Employee entitlement provisions	23,676	10,928
Deferred tax liability	49,884	38,295
Total Long-Term Liabilities	363,247	306,703

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock: $0.01 par value; authorized 3,000,000 shares; issued and outstanding – none	-	-
Common Stock: $0.01 par value; authorized 50,000,000 shares; 16,950,000 issued and outstanding	169,500	169,500
Capital in excess of par value	1,773,382	1,773,382
Accumulated other comprehensive income	1,526,501	1,086,631
Accumulated income	2,150,354	330,497
Total Stockholders’ Equity	5,619,737	3,360,010

Total Liabilities and Stockholders’ Equity	$8,576,313	$6,489,182

See accompanying notes to condensed consolidated financial statements

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008 (unaudited)	2007 (unaudited)	2008 (unaudited)	2007 (unaudited)

Sales	$2,541,776	$1,883,689	$9,928,350	$5,295,810

Cost of Sales	1,322,031	1,046,682	4,885,532	2,833,145

Gross Profit	1,219,745	837,007	5,042,818	2,462,665

Operating Expenses
Selling, general and administrative expenses	875,401	535,451	2,427,576	1,627,173

Income (Loss) From Operations	344,344	301,556	2,615,242	835,492

Other Income (Expense)
Interest income	12,755	2,870	42,428	11,019
Interest expense	(4,824)	(5,892)	(13,673)	(20,134)
Insurance recovery	17,292	12,669	40,567	14,862
Other income	9,140	6,043	24,322	10,808
Impairment expense	(8,951)	-	(53,150)	-
	25,412	15,690	40,494	16,555

Income (Loss) Before Income Tax Expense	369,756	317,246	2,655,736	852,047
Income tax expense	(138,810)	(101,033)	(835,879)	(277,531)
Net Income (Loss)	$230,946	$216,213	$1,819,857	$574,516
Basic Income (Loss) and Diluted Income (Loss) per Common Share	$0.014	$0.013	$0.107	$0.034

Weighted Average Common Shares Outstanding	16,950,000	16,950,000	16,950,000	16,950,000

Comprehensive Income (Loss)

Net Income (Loss)	$230,946	$216,213	$1,819,857	$574,516
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	265,702	143,289	439,870	327,673
Comprehensive Income (Loss)	$496,648	$359,502	$2,259,727	$902,189

See accompanying notes to condensed consolidated financial statements

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended June 30,
	2008 (unaudited)	2007 (unaudited)
Cash Flows From Operating Activities
Net income (loss)	$1,819,857	$574,516
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	141,368	123,136
Impairment expense	53,150	-
Profit on sale of plant	(39)	-
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
Accounts receivable	688,468	(729,467)
Inventories	(969,405)	(380,925)
Prepaid expenses and other current assets	(98,648)	16,371
Accrued officers’ salaries	(330,078)	55,904
Accounts payable and other current liabilities	(103,008)	329,563
Income taxes payable	301,667	354,622
Net Cash Provided by Operating Activities	1,503,332	343,720

Cash Flows From Investing Activities
Purchase of property and equipment	(377,664)	(166,599)
Purchase of listed financial assets	(254,684)	-
Net Cash Provided by (Used in) Investing Activities	(632,348)	(166,599)

Cash Flows From Financing Activities
Repayments on notes and loans payable	(277,377)	(275,257)
Net Cash Used in Financing Activities	(277,377)	(275,257)

Effect of Foreign Exchange Rate Changes on Cash and Cash Equivalents	96,985	85,113

Net Increase (Decrease) in Cash and Cash Equivalents	690,592	(13,023)

Cash and Cash Equivalents at Beginning of Period	484,295	18,955

Cash and Cash Equivalents at End of Period	$1,174,887	$5,932

Supplemental disclosure of cash flow information, cash paid for interest	$13,673	$20,134

Supplemental disclosure of non cash information, equipment acquired under note payable	$166,713	$28,865

See accompanying notes to condensed consolidated financial statements

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements

Note 1 – Unaudited Statements and Liquidity

The accompanying condensed consolidated financial statements of Alloy Steel International, Inc. (“us” or “the Company”) as of June 30, 2008 and for the nine month and three month periods ended June 30, 2008 and 2007 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operations and cash flows for the interim periods.  These unaudited condensed consolidated financial statements have been prepared by the Company pursuant to instructions to Form 10-QSB.  Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited consolidated financial statements included in the registrant’s annual reporting on Form 10-KSB for the year ended September 30, 2007.  The results of operations for the nine month and three month periods ended June 30, 2008 are not necessarily indicative of the results that may occur for the year ending September 30, 2008.

At June 30, 2008, the Company has a working capital surplus of $2,499,417 and an accumulated surplus of $2,150,354.  The Company is reviewing options to raise additional future capital through debt and/or equity financing, and whilst it has a facility approved to fund equipment purchases if required, it currently has no commitments to use the facility or obtain further amounts through the issue of equity or other debt financing arrangements.  While management believes that its current cash resources should be adequate to fund its operations, the Company’s long-term liquidity is dependent on its ability to continue to successfully increase the present level of sales at a profitable margin.

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

Note 3 – Inventories

At June 30, 2008 (unaudited) and September 30, 2007, inventories consisted of the following:

	June 30, 2008	Sept 30, 2007
Raw materials	$977,902	$574,084
Work in progress	36,608	45,959
Finished goods	785,430	99,717
	$1,799,940	$719,760

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

Results of Operations

For the Three and Nine Months Ended June 30, 2008 Compared with the Three and Nine Months Ended June 30, 2007

Sales

Alloy Steel had sales of $2,541,776 for the three months ended June 30, 2008, compared to $1,883,689 for the three months ended June 30, 2007.  These sales consist solely of the sale of our Arcoplate product.  Substantially all of our sales during the periods were denominated in Australian dollars.  Sales were converted into U.S. dollars at the conversion rate of $0.91295 for the three months ended June 30, 2008 and $0.79564 for the three months ended June 30, 2007 representing the average foreign exchange rate for the respective year to date periods.

Alloy Steel had sales of $9,928,350 and $5,295,810 for the nine months ended June 30, 2008 and the nine months ended June 30, 2007 respectively.  These sales consist solely of our Arcoplate products.

The sales increase is attributable to increased orders from new mining projects in Australia.

Gross Profit and Cost of Sales

Alloy Steel had cost of sales of $1,322,031 for the three months ended June 30, 2008, compared to $1,046,682 for the three months ended June 30, 2007.  The gross profit amounted to $1,219,745 for the three months ended June 30, 2008, compared to $837,007 for the three months ended June 30, 2007.

Alloy Steel had a cost of sales of $4,855,532 and $2,833,145 for the nine months ended June 30, 2008 and the nine months ended June 30, 2007 respectively.  Alloy Steel’s gross profit was $5,042,818 or 50.8% of sales, and $2,462,665 or 46.5% of sales, for the respective nine month periods.  The increase in gross profit margin has been achieved through negotiation of better raw materials prices for some supplies during the period, as well as increased production through the mill without the need to increase direct labor costs.  A general price increase in our products was also implemented during June 2008 to cover cost increases where it was not possible to negotiate a better price with suppliers.

Operating Expenses

Alloy Steel had no material operating expenses other than selling, general and administrative expenses for the three and nine months ended June 30, 2008 and 2007.

Alloy Steel had selling, general and administrative expenses of $875,401 for the three months ended June 30, 2008, compared to $535,451 for the three months ended June 30, 2007.

Alloy Steel had operating expenses of $2,427,576 and $1,627,173 for the nine months ended June 30, 2008 and nine months ended June 30, 2007 respectively.

Factors contributing to the increased expenditure for both the three month and nine month periods ended June 30, 2008, were increased travel expenditure to assist marketing and increased labor costs for sales and administrative employees.

Income (Loss) Before Taxes

Alloy Steel’s income before income tax expense was $369,756 for the three months ended June 30, 2008, compared to $317,246 for the three months ended June 30, 2007.

Alloy Steel had a net income before income taxes of $2,655,736 and $852,047 for the nine months ended June 30, 2008 and nine months ended June 30, 2007 respectively.

Net Income (Loss)

Alloy Steel had a net income of $230,946 or $0.014 per share, for the three months ended June 30, 2008, compared to a net income of $216,213, or $0.013 per share, for the three months ended June 30, 2007.

Alloy Steel had a net income of $1,819,857, or $0.107 per share, and $574,516, or $0.034 per share, for the nine months ended June 30, 2008 and nine months ended June 30, 2007 respectively.

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

Liquidity and Capital Resources

For the nine months ended June 30, 2008, net cash provided by operating activities was $1,503,332, consisting of net income of $1,819,857 adjusted for depreciation and impairment expenses of $194,479 to reconcile net income to net cash provided by operating activities and an increase in cash and cash equivalents attributable to changes in operating assets and liabilities of $511,004 which consisted primarily of an increase in accounts receivable and other current assets of $379,585 which was offset by an increase in income tax payable of $301,667 and decreasing accounts payable and other current liabilities of $433,086.

At June 30, 2008, the Company had a working capital surplus of $2,499,417.

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

Purchase or Sale of Plant and Significant Equipment

The Company is in the process of constructing a second production mill as announced on Form 8-K dated February 25, 2008.  The Company is currently funding the construction of the mill from its available cash flow.  A financing arrangement has been sought and approved to complete the mill if cash flow becomes restricted, and the Company has sourced the necessary components and materials for the mill.  It is anticipated that the total additional costs to be incurred to complete the mill will be approximately $350,000 including $275,000 already committed for components delivered.  Due to a delay in receiving some components, assembly of the mill is continuing and testing is now anticipated to commence during August, with commercial operation commencing in September 2008.

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

Item 5.   Other Information

Proposed Joint Venture – Mongolia

As announced in Form 8-K dated June 10, 2008, the Company has continued its investigations into the opportunity to form a joint venture operation in Mongolia.  The Company is now in the final stages of negotiations to form a joint venture with relevant parties in Mongolia and will make a further announcement once the agreement has been finalized.  It is anticipated that the joint venture will commence commercial operations in early 2009.

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

Date: August 7, 2008	ALLOY STEEL INTNERATIONAL, INC.

	By:	/s/ Alan Winduss
Alan Winduss, Chief Financial Officer
(Principal Financial Officer)