Form 10KSB
period 2008-09-30
ALLOY STEEL INTERNATIONAL INC
filed 2008-12-24
CIK 1127454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes:  ☒ No:  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB ☒

The issuer’s revenues for the fiscal year ended September 30, 2008 was $13,511,458.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 1, 2008 was $2,273,963.

As of December 1, 2008, the issuer had a total of 16,950,000 shares of common stock outstanding.

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

New Arcoplate Mill

After being delayed by the inability to obtain supply of certain components in a timely manner from overseas suppliers, the second Arcoplate mill has been completed and scheduled to go into its testing phase.

Subject to the testing and fine tuning of the mill, it is expected that it will commence commercial production in February 2009.

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

In the year ended September 30, 2008, two customers accounted individually for at least 31.9% of our annual sales.

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

The company, as disclosed earlier this year, entered into a joint venture to service the burgeoning mining industry in Mongolia.  Mongolia has experienced a large growth in companies preparing to mine for minerals in the country.  This has resulted in all the major mining equipment manufacturers being represented in the country and they have expressed a positive requirement to have Arcoplate available to them.

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

Manufacturing and Supply

The raw materials we employ are principally steel and a proprietary alloy compound.  We presently purchase steel plate and alloy materials from various suppliers.  Four of our suppliers, M & J Metals Pty Ltd, Bisley & Company Pty Ltd, UPE Australia and Metals & Powders Trading AB, account for more than 60% of the raw material we require.  We also rely heavily on the use of fluxes, compounds designed to remove impurities, during the manufacturing process.  We purchase our requirements for fluxes from various suppliers.  We cannot assure you that we will be able to continue to obtain desired quantities of steel, alloy materials and fluxes on a timely basis at reasonable prices and upon favorable terms.  We monitor the quality of our products by frequent tests and material certification, and maintain a strict internal quality control system to monitor the quality of production.

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

Our operations are also governed by laws and regulations relating to workplace safety and health, principally under the Australian Occupational Safety and Health Act (WA) 1984, which, among other requirements, establish employee training, supervision and general safety standards.  Our management believes that we are in material compliance with all applicable workplace safety and health laws and that our products and processes do not present any unusual safety concerns.

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

Competition

The wear plate solutions industry is highly competitive.  We compete and will continue to compete in markets against larger multi-national companies, all of which are well-established and may have substantially greater financial and other resources than us.  Competitive market conditions could adversely affect our profit levels if we were required to reduce product prices to remain competitive.  We are, however, confident that the continuing development of alloys and subsequently our product range will allow us to hold and increase our presence in the market place.

Employees

We employed 33 persons on a full-time basis as of December 1, 2008, including two executive officers, eight administrative personnel, three marketing personnel and 19 manufacturing personnel.  None of our employees are members of a labor union.  We consider our relationship with our employees to be good.

Item 2.	Description of Property.

Our business is conducted from leased premises located at 42 Mercantile Way Malaga Western Australia.

This lease is due for renegotiation prior to the end of June 2010.  The lessor has indicated that a renewal will be granted.

Item 3.	Legal Proceedings.

There are no material legal proceedings pending or, to our best knowledge, threatened against us.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on August 6, 2008.

PART II

Item 5.	Market for Common Equity and Related Stockholders Matters and Small Business Issuer Purchases of Equity Securities

Our common stock is traded on the Over the Counter Bulletin Board. The following table sets forth the range of high and low bid quotations for our common stock for each calendar quarter within the last two years.

	Bid Price Per Share

Year ended September 30, 2008	High	Low
October 1 – December 31, 2007	$0.72	$0.49
January 1 – March 31, 2008	$1.97	$1.22
April 1 – June 30, 2008	$2.50	$1.25
July 1 – September 30, 2008	$2.76	$1.35

Year ended September 30, 2007	High	Low
October 1 – December 31, 2006	$0.22	$0.11
January 1 – March 31, 2007	$0.60	$0.11
April 1 – June 30, 2007	$0.70	$0.39
July 1 – September 30, 2007	$0.85	$0.30

The above prices were obtained from Nasdaq, Inc.  The quotations represent inter-dealer quotations, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

As of December 1, 2008, there were approximately 131 holders of record of our common stock.

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

Plan of Operation

   We intend to achieve market penetration through a multi-step process. In Australia, we intend to combine targeted marketing with advertising in trade journals and magazines. At the international level, we intend to establish market presence by visiting international trade shows, presenting technical papers at industry conferences, and appointing distributors who will be trained to present and promote Arcoplate products as a solution for wear-related problems. Where appropriate, we will commence our own operations or enter into joint ventures with suitable parties in order to achieve market presence. We are presently looking at the feasibility of licensing the production of Arcoplate in certain countries and market areas.

Results of Operations

Sales

Alloy Steel had sales of $13,511,458 for the year ended September 30, 2008, compared to sales of $8,729,644 for the year ended September 30, 2007. These sales consist solely of the sale of our Arcoplate product. Substantially all of our sales during the periods were denominated in US dollars.  Sales denominated in Australian dollars were converted into U.S. dollars at the conversion rate of $0.90762 and $0.80867, representing the average foreign exchange rate for the years ended September 30, 2008 and 2007 respectively.  The increase was due primarily to successful marketing efforts mainly in the Australian market which led to securing some major supply contracts for this year.

Costs of Sales

Alloy Steel had cost of sales of $6,541,427 for the year ended September 30, 2008, compared to cost of sales of $4,385,872 for the year ended September 30, 2007. The gross profit amounted to $6,970,031 compared to $4,343,772 for the year ended September 30, 2007. The gross profit percentage increased to 51.6% in 2008 from 49.8% in 2007 due to the adoption of more favorable pricing policies for larger orders and tenders during the year.

Selling, General and Administrative Expenses

Alloy Steel had selling, general and administrative expenses of $3,359,311 for the year ended September 30, 2008, compared to $2,320,778 in the year ended September 30, 2007. The increase was primarily due to the increased marketing and promotional activity of the company during the year ending September 30, 2008. The increase in travel and similar expenses mainly occurred due to the costs in establishing operations in Indonesia and Mongolia.

Income (Loss) Before Income Tax Expense (Benefit)

Our income before tax expense was $3,670,143 for the year ended September 30, 2008, compared to $1,963,452 for the year ended September 30, 2007.

Income Tax Expense (Benefit)

Alloy Steel had income tax expense of $1,164,368 for the year ended September 30, 2008 compared to $654,587 for the year ended September 30, 2007.  The current year’s income tax expense relates to taxes payable in Australia.

Net Income (Loss)

We had a net income of $2,507,912 or $0.15 per share, for the year ended September 30, 2008, compared to $1,308,865 or $0.08 per share for the year ended September 30, 2007.

Liquidity

For the year ended September 30, 2008, net cash provided by operating activities was $1,427,687.  The net income may be reconciled to this amount by an adjustment for depreciation and amortization of $198,080, write down of assets to fair values of $76,762, income received in forms other than cash of $3,105, non-controlling shareholders interests in subsidiary loss of $2,137 and a decrease in cash and cash equivalents attributable to changes in operating assets and liabilities of $1,349,825, which consisted primarily of an increase in inventory of $1,878,924, which was offset by a decrease in accounts receivable and other current assets of $81,110, a decrease in accounts payable and other current liabilities of $185,287 and an increase in tax payable of $633,276.

 Future cash flows from sales are anticipated to be sufficient to sustain the Company’s operations. The Company is also reviewing available options to raise capital in alternative markets, although it currently has no commitments to do so.

As of September 30, 2008, we had a working capital surplus of $2,409,040.

The Company is obligated under various contractual commitments over the next five years. The following is a summary of the five-year commitments of the Company as of September 30, 2008:

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Long term debt	301,467	75,739	225,728	-	-
Operating leases	325,826	186,186	139,640	-

Total contractual obligations	$627,923	$261,925	$365,368	-	-

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

We anticipate hiring 2 additional manufacturing employees in the next 12 months.

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

Allowance for Doubtful Accounts

We do not believe there is a need for a provision for doubtful accounts as of September 30, 2008.  The directors have reached this conclusion notwithstanding the current economic climate by having regard to the company’s credit criteria and quality of clients.

Inventories

Our inventories are recorded at the lower of cost or net realizable market, with cost based on a first-in, first-out basis. We periodically assess this inventory for obsolescence and potential excess by reducing the difference between our cost and the estimated market value of the inventory based on assumptions about future demand and historical sales patterns. Our inventories consist of materials and products that are subject to technological obsolescence and competitive market conditions. If market conditions or future demand are less favorable than our current expectations, additional inventory write downs or reserves may be required, and that could have an adverse effect on our reported results in the period the adjustments are made.

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

Since We Depend Heavily Upon Electrical Power for Our Operations, Any Increase In Prices Would Adversely Affect Our Business and Profitability.

We consume a large amount of electrical power during production.  The amount of electrical power consumed during the Arcoplate process represents approximately 3% of our overall production costs.  There may be fluctuations in the price of electricity due to changes in the regulation of utility companies in Australia, and in other jurisdictions where we may engage in production.  We cannot assure you that we will be able to continue to obtain our energy supplies at current prices, and any material increase in prices of electricity would adversely affect our business and profitability.

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

We Have A Limited Customer Base.

At present, our customer base consists primarily of companies involved in the mining and dredging industries.  Our ability to operate depends on increasing our customer base and achieving sufficient gross profit margins.  We cannot assure you that we will be able to increase our customer base or to operate profitably.  If any of our major customers stop or delay its purchases of our products, our revenue and profitability would be adversely affected.  For the year ended September 30, 2008, two customers accounted for at least 31.9% of our annual sales.  We anticipate that sales of our products to relatively few customers will continue to account for a significant portion of our revenue.  If these customers cancel or delay their purchase orders, our revenue may decline.  We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at the levels of previous periods or that we will be able to obtain orders from new customers.  Although our financial performance depends on large orders from key customers and resellers, we do not have binding commitments from any of them.

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

We Face Significant Competition Within Our Market.

We expect competition to persist and intensify in the future as new products and manufacturers enter the market. The wear plate solutions industry is highly competitive.

Many of our competitors are substantially larger than Alloy Steel and have significantly greater financial, marketing, technical and manufacturing resources with more established distribution channels.  These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can.  Furthermore, some of our competitors may make strategic acquisitions or establish cooperative relationships to increase their ability to rapidly gain market share by addressing the needs of our prospective customers.  These competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions.  If any technology is more reliable, resistant, and less expensive or has other advantages over our technology, then the demand for our products and services would decrease, which would seriously harm our business.

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

Our audited consolidated financial statements for the year ended September 30, 2008 appear following Item 14 of this report and are incorporated herein by reference.

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Management is responsible for establishing and maintaining adequate internal control over the financial reporting function of the company.

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

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

(b)	Changes in internal control over financial reporting.

During the last quarter of the year under report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information

None.

PART III

Item. 9	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Our present directors and executive officers are as follows:

Name	Age	Position

Gene Kostecki	63	President, Chief Executive Officer and a Director

Alan C. Winduss	67	Chief Financial Officer, Secretary and a Director

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

Alan C. Winduss has served as a director and as our Chief Financial Officer and Secretary since June 2000. From July 1979 to the present, Mr. Winduss has served as director of Winduss & Associates Pty Ltd, an accounting firm in Western Australia, which specializes in commercial accounting, corporate finance and management.  He intends to devote approximately 60% of his time to his duties as one of our executive officers.

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

Each officer is elected by, and serves at the discretion of, our board of directors.  There are no family relationships among any of our directors or officers or key employees with the exception of our General Manager (Operations), Mr Steven Kostecki, who is the son of Mr Gene Kostecki (CEO).

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission (the “Commission”) initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  Officers, directors, and persons who beneficially own more than ten percent of a registered class of our equity securities are required by the regulations of the Commission to furnish us with copies of all Section 16(a) forms they file.  To our knowledge, based solely on review of the copies of such reports furnished to us, during the fiscal year ended September 30, 2008, our officers, directors, and greater than ten percent beneficial owners complied with all Sections 16(a) filing requirements applicable to them.

Item 10.	Executive Compensation.

The following table sets forth the annual cash compensation for services rendered by our Chief Executive Officer for the fiscal year ended September 30, 2008. No other executive officer earned or secured more than $100,000 in salary and bonus for services rendered during the fiscal year ended September 30, 2008:

SUMMARY COMPENSATION TABLE

		Annual Compensation
Name and Position	Year	Salary	Bonus	Long-Term Compensation	All Other Compensation
Gene Kostecki	2008	$125,000	$0	—	—
President and Chief	2007	$150,000	$0	—	—
Executive Officer	2006	$150,000	$0	—	—

Stock Option Plan

In May 2000, we adopted the 2000 Stock Option Plan.  The purpose of the plan is to enable us to attract, retain and motivate key employees, directors, and consultants, by providing them with stock options.  Options granted under the plan may be either incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options.  We have reserved 2,000,000 shares of common stock for issuance under the plan.  As of December 1 2008, no options had been granted pursuant to the plan.

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

Employment Agreements

There are current employment agreements in place with Mr. Gene Kostecki, our President and Chief Executive Officer, and Mr. Alan Winduss, our Chief Financial Officer and Secretary.

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

The following table sets forth, as of December 1 2008, the number and percentage of outstanding shares of common stock beneficially owned by:

•	each person who we know beneficially owns more than 5% of the outstanding shares of our common stock;

•	each of our executive officers and directors; and

•	all of our officers and directors as a group.

Except as otherwise noted, the persons named in this table, based upon information provided by these persons, have sole voting and investment power with respect to all shares of common stock owned by them.  The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options or warrants held by such person that are exercisable within 60 days of December 1, 2008, but excludes shares of common stock underlying options or warrants held by any other person.  Unless otherwise indicated, the address of each beneficial owner is c/o Alloy Steel, 42 Mercantile Way Malaga, P.O. Box 3087 Malaga D C 6945, Western Australia.

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

Alloy Steel Australia (Int.) Pty Ltd. paid rent of $206,000, for commercial premises it occupied during the year, to Raglan Securities Pty Ltd., a company controlled by Gene Kostecki.

The license granted to use the Alloy process provides for royalty payments to Kenside Investments, Ltd., in an amount equal to 2% of our net sales of Arcoplate products.  Our Chief Executive Officer, director and principal shareholder, Gene Kostecki controls Kenside Investments, Ltd.

Item 13.	Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation*

3.2	By-laws*

4.1	Specimen Certificate*

10.1	2000 Stock Option Plan*

10.2	License Agreement, dated May 4, 2000, between Alloy Steel and Kenside Investments, Ltd.*

10.3	Employment Agreement, dated October 2, 2000, between Alloy Steel and Gene Kostecki*

10.4	Employment Agreement, dated October 2, 2000, between Alloy Steel and Alan Winduss*

10.5	Consulting Agreement, dated October 2, 2000, between Alloy Steel and Berryhill Investments, Ltd.*

10.6	Consulting Agreement, dated October 2, 2000, between Alloy Steel and Chartreuse Nominees Pty. Ltd.*

10.7	Amended and Restated Consulting Agreement, dated October 2, 2000, between Alloy Steel and Persia Consulting Group, Inc.*

10.8	Consulting Agreement, dated October 2, 2000, between Alloy Steel and Ragstar Investments, Ltd.*

10.9	Consulting Agreement, dated October 2, 2000, between Alloy Steel and Alan Winduss Pty. Ltd.*

10.10	Consulting Agreement, dated October 2, 2000, between Alloy Steel and Ames Nominees Pty. Ltd.*

10.11	Lease Agreement, dated July 1, 2000, between Alloy Steel and Raglan Securities Pty. Ltd.*

10.12	Asset Purchase Agreement, dated October 2, 2000 between Alloy Steel and Collier Unit Trust*

10.13	Equipment Purchase Agreement, dated October 2, 2000, between Alloy Steel and Collier Unit Trust*

10.14	Asset Purchase Agreement, dated October 2, 2000, by and among Alloy Steel and Gene Kostecki and Alan Winduss*

10.15	Amendment dated July 1, 2004, to Employment Agreement between Alloy Steel and Gene Kostecki*

10.16	Amendment dated July 1, 2004, to Employment Agreement between Alloy Steel and Alan Winduss*

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)**

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)**

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

99.1	Letter of Authority from the Former Accountant to use the 2007 Report of the Independent Registered Public Accounting Firm**

*	Previously filed. See Exhibit Index.
**	Filed herewith.

Item 14.	Principal Accountant Fees and Services.

The Board of Directors reviewed all services performed for the company by Grant Thornton (WA) Partnership and UHY Haines Norton, our independent auditors, for the fiscal year ended September 30, 2008, within and outside the scope of their quarterly and annual auditing function. The company replaced Grant Thornton (WA) Partnership as independent auditors with UHY Haines Norton in January 2008.

	2008	2007
Audit Fees	51,744	14,870
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

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

Dated: December 23, 2008	ALLOY STEEL INTERNATIONAL, INC.
(Registrant)

	By:	/s/ Gene Kostecki
Gene Kostecki
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gene Kosetcki	Director and President and Chief Executive Officer (Principal Executive Officer)	December 23, 2008
Gene Kostecki

/s/ Alan Winduss	Director and Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	December 23, 2008
Alan C. Winduss

Alloy Steel International, Inc.

Annual Report on Form 10-KSB for the
Year Ended September 30, 2008

EXHIBIT INDEX

Exhibit No.	Description

3.1
Certificate of Incorporation [Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2, SEC File No. 333-49146, filed on November 2, 2000, as amended (the “Registration Statement”).]

3.2	By-laws [Incorporated by reference to Exhibit 3.2 to the Registration Statement.]

4.1	Specimen Certificate [Incorporated by reference to Exhibit 4.1 to the Registration Statement.]

10.1	2000 Stock Option Plan [Incorporated by reference to Exhibit 10.1 to the Registration Statement.]

10.2	License Agreement, dated May 4, 2000, between Alloy Steel and Kenside Investments, Ltd. [Incorporated by reference to Exhibit 10.2 to the Registration Statement.]

10.3	Employment Agreement, dated October 2, 2000, between Alloy Steel and Gene Kostecki [Incorporated by reference to Exhibit 10.3 to the Registration Statement.]

10.4	Employment Agreement, dated October 2, 2000, between Alloy Steel and Alan Winduss [Incorporated by reference to Exhibit 10.4 to the Registration Statement.]

10.5	Consulting Agreement, dated October 2, 2000, between Alloy Steel and Berryhill Investments, Ltd. [Incorporated by reference to Exhibit 10.5 to the Registration Statement.]

10.6	Consulting Agreement, dated October 2, 2000, between Alloy Steel and Chartreuse Nominees Pty. Ltd. [Incorporated by reference to Exhibit 10.6 to the Registration Statement.]

10.7	Amended and Restated Consulting Agreement, dated October 2, 2000, between Alloy Steel and Persia Consulting Group, Inc. [Incorporated by reference to Exhibit 10.7 to the Registration Statement.]

10.8	Consulting Agreement, dated October 2, 2000, between Alloy Steel and Ragstar Investments, Ltd. [Incorporated by reference to Exhibit 10.8 to the Registration Statement.]

10.9	Consulting Agreement, dated October 2, 2000, between Alloy Steel and Alan Winduss Pty. Ltd. [Incorporated by reference to Exhibit 10.9 to the Registration Statement.]

10.10	Consulting Agreement, dated October 2, 2000, between Alloy Steel and Ames Nominees Pty. Ltd. [Incorporated by reference to Exhibit 10.10 to the Registration Statement.]

10.11	Lease Agreement, dated July 1, 2000, between Alloy Steel and Raglan Securities Pty. Ltd. [Incorporated by reference to Exhibit 10.11 to the Registration Statement.]

10.12	Asset Purchase Agreement, dated October 2, 2000 between Alloy Steel and Collier Unit Trust [Incorporated by reference to Exhibit 10.12 to the Registration Statement.]

10.13	Equipment Purchase Agreement, dated October 2, 2000, between Alloy Steel and Collier Unit Trust [Incorporated by reference to Exhibit 10.13 to the Registration Statement.]

10.14	Asset Purchase Agreement, dated October 2, 2000, by and among Alloy Steel and Gene Kostecki and Alan Winduss [Incorporated by reference to Exhibit 10.14 to the Registration Statement.]

10.15	Amendment dated July 1, 2004, to Employment Agreement between Alloy Steel and Gene Kostecki.

10.16	Amendment dated July 1, 2004, to Employment Agreement between Alloy Steel and Alan Winduss.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

99.1	Letter of Authority from the Former Accountant to use the 2007 Report of the Independent Registered Public Accounting Firm

ALLOY STEEL INTERNATIONAL, INC.
AND CONTROLLED ENTITIES

CONSOLIDATED FINANCIAL STATEMENTS
AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SEPTEMBER 30, 2008

ALLOY STEEL INTERNATIONAL, INC. AND CONTROLLED ENTITIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(ITEM 7)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Alloy Steel International Inc

We have audited the accompanying consolidated balance sheet of Alloy Steel International Inc and Controlled Entities (the “Company) as of September 30 2008, and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standrards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30 2008, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY HAINES NORTON
CHARTERED ACCOUNTANTS

Perth, Australia
December 23, 2008

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2007, and the results of its operations and its cash flows for each of the years ended in a two year period September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton (WA) Partnership

Perth, Australia
January 14, 2008

ALLOY STEEL INTERNATIONAL, INC. AND CONTROLLED ENTITIES

CONSOLIDATED BALANCE SHEET
September 30, 2008

ASSETS

Current assets
Cash and cash equivalents	$664,054
Accounts receivable	2,290,147
Inventories	2,365,049
Prepaid expenses and other current assets	70,161
Total current assets	5,389,411

Investments	173,422

Property and equipment, net	2,976,290

Other assets
Other
Deferred tax assets	-
Intangibles	17,863
Total other assets	17,863

$8,556,986

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable, current portion	$75,739
Notes payable, officers, current portion	-
Accrued officers' salaries	14,998
Royalties payable, related party	763,176
Loan payable, related party
Current tax payable	1,100,129
Accounts payable and other current liabilities	1,026,329
Total current liabilities	2,980,371

Long-term liabilities
Notes payable, less current portion	225,728
Notes payable, officers, less current portion
Employee entitlement provisions	9,402
Deferred tax liabilities	19,342
Total long-term liabilities	254,472

Commitments and contingencies

Stockholders' equity
Preferred stock, $.01 par value, authorized 3,000,000shares; issued and outstanding - none	-
Common stock, $.01 par value, authorized 50,000,000shares; issued and outstanding 16,950,000 shares	169,500
Capital in excess of par value	1,773,382
Accumulated income	2,838,409
Accumulated other comprehensive income	538,986
Non Controlling Interest	1,866
Total stockholders' equity	5,322,143

$8,556,986

See accompanying notes to consolidated financial statements.

ALLOY STEEL INTERNATIONAL, INC. AND CONTROLLED ENTITIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended September 30, 2008 and 2007

	Sep-08	Sep-07

Sales	$13,511,458	$8,729,644

Cost of sales	6,541,427	4,385,872

Gross profit	6,970,031	4,343,772

Selling, general and administrative expenses	3,359,311	2,320,778

Profit (Loss) from operations	3,610,720	2,022,994

Other income (expense)
Interest income	64,424	15,436
Interest expense	(20,938)	(26,900)
Dividend income	6,387	-
Insurance recovery	56,119	21,544
Sundry Income	30,154	20,890
Writedown of intangible assets	-	(90,512)
Writedown for fair value adjustment	(76,762)	-
Profit on disposal of property and equipment	39	-
	59,423	(59,542)

Income (loss) before income tax (expense) benefit	3,670,143	1,963,452

Income tax (expense) benefit	(1,164,368)	(654,587)

Net income (loss)	2,505,775	1,308,865

Net (income) loss attributable to non controlling interests	2,137	-

Net income (loss) attributable to stockholders	$2,507,912	$1,308,865

Basic and diluted income (loss) per common share	$0.15	$0.08

Weighted average number of common shares used in computing basic and diluted income (loss) per common share	16,950,000	16,950,000

See accompanying notes to consolidated financial statements.

ALLOY STEEL INTERNATIONAL, INC. AND CONTROLLED ENTITIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended September 30, 2008 and 2007

			Capital in excess of par value	Accumulated Income	Comprehensive Income	Accumulated Other Comprehensive Income	Non controlling Interests		Total Stockholders' Equity

	Common Stock
	Shares	Amount

Balances, September 30, 2006	16,950,000	$169,500	$1,773,382	$(978,368)		$538,189	$		$1,502,703

Net Loss				1,308,865	$1,308,865				1,308,865

Other comprehensive income, foreign currency translation adjustment					548,442	548,442			548,442

Total comprehensive income - Year ended September 30, 2007					$1,857,307

Balances, September 30, 2007	16,950,000	169,500	1,773,382	330,497		1,086,631			3,360,010

Net Income				2,507,912	$2,507,912				2,507,912

Other comprehensive income, foreign currency translation adjustment					(547,645)	(547,645)			(547,645)

Total comprehensive income - Year ended September 30, 2008					$1,960,267

Non controlling interest in subsidiary
Issued capital in subsidiary								4,000
Accumulated income (loss)								(2,137)
Accumulated comprehensive income								3	1,866

Balances, September 30, 2008	16,950,000	$169,500	$1,773,382	$2,838,409		$538,986		$1,866	$5,322,143

See accompanying notes to consolidated financial statements.

ALLOY STEEL INTERNATIONAL, INC. AND CONTROLLED ENTITIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended September 30, 2008 and 2007

	Sep-08	Sep-07

Cash flows from operating activities
Net income (loss)	$2,507,912	$1,308,865
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	198,080	168,548
Write down of intangible assets and other assets	76,762	90,512
Profit on disposal of property and equipment	(39)	-
Dividends reinvested directly to investments	(3,066)	-
Loss attributable to non controlling interests	(2,137)	-
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
Accounts receivable	14,844	(1,701,798)
Inventories	(1,878,924)	(80,682)
Income taxes receivable		-
Prepaid expenses and other current assets	66,266	(96,150)
Accrued officer's salaries	(315,080)	20,680
Accounts payable and other current liabilities	129,793	726,837
Income taxes payable	633,276	732,940

Net cash provided by operating activities	1,427,687	1,169,752

Cash flows from investing activities
Purchase of property and equipment	(644,903)	(505,492)
Acquisition of interest in subsidiary	(17,863)	-
Purchase of investments	(253,197)	-

Net cash used in investing activities	(915,963)	(505,492)

Cash flows from financing activities
Repayment on notes and loans payable	(296,305)	(377,946)
Proceeds from capital issued to non controlling interests	4,000	-

Net cash used in financing activities	(292,305)	(377,946)

Effect of foreign exchange rate changes on cash and cash equivalents	(39,660)	179,026

Net increase (decrease) in cash and cash equivalents	179,759	465,340

Cash and cash equivalents, beginning of year	484,295	18,955

Cash and cash equivalents, end of year	$664,054	$484,295

Supplemental disclosures of cash flow information, cash paid during the years for:

Income taxes	$531,093	$(75,866)

Interest	$(22,849)	$26,900

Supplemental disclosures of non-cash investing and financing activities,
Equipment acquired under notes payable	$142,369	$28,197

See accompanying notes to consolidated financial statements.

ALLOY STEEL INTERNATIONAL, INC. AND CONTROLLED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of operations

Alloy Steel International, Inc. (ASII), its wholly-owned subsidiary, Alloy Steel Australia (Int.) Pty Limited (ASAI) and majority owned subsidiary Alloy Steel Mongolia LLC (ASM) (collectively the "Company") manufacture and distribute Arcoplate, a wear-resistant fused-alloy steel plate, to customers throughout the world.

2.	Summary of significant accounting policies

Basis of Presentation

The Company adheres to accounting principles generally accepted in the United States of America. The Company's consolidated financial statements are denominated in United States dollars.

Principles of Consolidation

The consolidated financial statements include the accounts of ASII, ASAI and ASM. All material intercompany balances and transactions have been eliminated in consolidation.

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

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined principally on the first-in, first-out method.

ALLOY STEEL INTERNATIONAL, INC. AND CONTROLLED ENTITIES

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is computed using both the straight-line and declining value method over the estimated useful lives of the assets as follows:

Estimated
Asset	Useful Lives
Plant and equipment	5-20 years
Furniture and fixtures	5-7 years
Vehicles	3-5 years
Office and computer equipment	3-5 years

Maintenance and repairs are charged to operations, while betterments and improvements are capitalized.

Intangibles

Intangibles include intellectual property rights of $90,512, which have been amortized in full in the current year as there is currently an indefinite period that exists before the Company will be able to develop and commercially exploit the property rights, and goodwill on consolidation of ASM of $17,863.

Advertising

Advertising costs are charged to operations as incurred and were approximately $14,000 and $11,000 for the years ended September 30, 2008 and 2007, respectively.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Prior to 2008, these reserves were recorded when management determined that it was probable that a loss would be incurred related to these matters and the amount of the loss was reasonably determinable. In 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”).  As a result, reserves recorded subsequent to adoption are based on a determination of whether and how much of a tax benefit taken in its tax filings or positions is more likely than not to be realized, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. At adoption date, the Company made a comprehensive review of its uncertain tax positions. The Company believes appropriate provisions for outstanding issues have been made.

ALLOY STEEL INTERNATIONAL, INC. AND CONTROLLED ENTITIES

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

In February 2007, the FASB issued FASB Statement NO. 159, The Fair Value Option for Financial Asset and Financial Liabilities, Including an amendment of FASB Statement No. 115. Under this statement, entities will be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option).  By electing the fair value measurement attribute for certain assets and liabilities, entities will be able to mitigate potential “mismatches” that arise under the current mixed measurement attribute model.  Entities will also be able to offset changes in the fair values of a derivative instrument and its related hedged item by selecting the fair value option for the hedged item.  SFAS No. 159 will become effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the effect that the adoption of this statement will have on the consolidated financial statements.

Foreign Currency Translation

Assets and liabilities of the Company’s wholly-owned subsidiary are translated into U.S. dollars at year-end exchange rates, revenues and expenses and cash flows are translated at average rates prevailing during the year.  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income.

ALLOY STEEL INTERNATIONAL, INC. AND CONTROLLED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of significant accounting policies (continued)

3.	Inventories

Inventories consist of the following at September 30, 2008:

Raw materials	$1,564,030
Work in progress	35,573
Finished goods	765,446
$2,365,049

4.	Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following at September 30, 2008:

Prepaid expenses	$63,992
Goods & services tax receivable	3,509
Deposit paid to suppliers	2,660
$70,161

5.	Property and equipment

Property and equipment consists of the following at September 30, 2008:

Leasehold Land	$23,123
Less accumulated amortization	2,352
20,771

Plant and equipment	$3,586,645
Furniture and fixtures	40,603
Vehicles	261,772
Leasehold Improvements	31,480
Office and computer equipment	147,085
4,067,585
Less accumulated depreciation	1,112,066
$2,955,519
$2,976,290

Depreciation and amortization expense for the years ended September 30, 2008 and 2007 was approximately $199,000 and $170,000, respectively. At September 30, 2008, property and equipment included approximately $430,000 and accumulated depreciation included approximately $77,000 related to assets acquired under notes payable.

6.	Intangible Asset

Goodwill on consolidation	$17,863

ALLOY STEEL INTERNATIONAL, INC. AND CONTROLLED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Notes payable

Notes payable at September 30, 2008 consists of the following:

Note payable (a)	12,377
Note payable (b)	130,472
Note payable (c)	15,306
Note payable (d)	42,672
Note payable (e)	100,640
301,467
Less current portion	75,739
$255,728

(a)
The note is payable in monthly installments of $353 including interest at a rate of 7.61% per annum, with a final payment in March 2010. The note is collateralized by the underlying equipment and is guaranteed by the officers of the Company.

(b)
The note is payable in monthly installments of $4,158 including interest at a rate of 7.25% per annum, with a final balloon payment in November 2010. The note is collateralized by the underlying equipment and is guaranteed by the officers of the Company.

(c)
The note is payable in monthly installments of $640 including interest at a rate of 7.61% per annum, with a final balloon payment in February 2010. The note is collateralized by the underlying equipment and is guaranteed by the officers of the Company.

(d)
The note is payable in monthly installments of $905 including interest at a rate of 9.22% per annum, with a final payment in March 2012.  The note is collateralized by the underlying equipment and is guaranteed by the officers of the company.

(e)
The note is payable in monthly installments of $2,094 including interest at a rate of 9.65% per annum, with a final payment in June 2012.  The note is collateralized by the underlying equipment and is guaranteed by the officers of the company.

Aggregate annual principal payments for each of the following years are as follows:

Year ending September 30,
2009	75,739
2010	88,553
2011	71,392
2012	65,783
$301,467

ALLOY STEEL INTERNATIONAL, INC. AND CONTROLLED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Income taxes

Income (loss) before income tax expense (benefit) for the years ended September 30, 2008 and 2007 were derived in the following jurisdictions:

	2008	2007
Australia	3,865,354	2,181,961
Mongolia	(3,206)	-
US	(189,868)	(218,509)

	3,672,280	1,963,452

The components of income tax expense (benefit) are as follows for the years ended September 30, 2008 and 2007:

	2008	2007
Current
Foreign	1,100,129	480,960

Deferred
Foreign	64,239	173,621

	1,164,368	654,581

As of September 30, 2008, the Company had US net operating loss carryforwards of approximately $1,932,000 expiring through 2025.

The components of the deferred tax assets and liabilities consist of the following at September 30, 2008 and 2007:

	2008	2007
Deferred tax assets
Net operating loss carryforwards	676,333	609,879
Other	92,894	42,854
	769,227	652,733
Less valuation allowance	(676,333)	(609,879)
	92,894	42,854
Deferred tax liabilities
Other	(112,236)	(81,149)

Deferred tax assets (liabilities), net	(19,342)	(38,295)

SFAS No. 109, requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred income tax asset will not be realized.  The change in the valuation allowance amounted to approximately $66,000 and $45,000 for the years ended September 30, 2008 and 2007, respectively.  The ultimate realization of this deferred income tax asset depends on the Company's ability to generate sufficient taxable income in future years

The Company also has certain foreign tax credits available for future use.

ALLOY STEEL INTERNATIONAL, INC. AND CONTROLLED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Income taxes (continued)

The effective tax rate in 2008 and 2007 differs from the U.S. federal statutory rate as follows:

	2008	2007

U.S. federal statutory rate	35%	35%
Change in valuation allowance	2%	2%
Benefit of lower foreign effective tax rates/Other	(5%)	(4%)
Effective tax rate	32%	33%

9.	Stock options

During 2000, the Company's Board of Directors (the Committee) adopted, and the stockholders approved, the 2000 stock option plan (the Plan) pursuant to which 500,000 shares of common stock were reserved for issuance upon the exercise of options granted to key employees, members of the Committee and consultants of the Company.  Options under the Plan may be incentive stock options, nonqualified stock options, or any combination thereof, and the Committee may grant options at an exercise price which is not less than the fair market value on the date such options are granted. The Plan further provides that the maximum period in which stock options may be exercised will be determined by the Committee, except that they may not be exercisable after ten years from the date of grant or five years from the date of grant for any person owning more than ten percent of the voting power of all classes of the Company's stock.  For the years ending September 30, 2008 and 2007, there were no stock options granted or outstanding stock options.

10.	Business Combination

The Company acquired a 60% controlling and equity interest in Alloy Steel Mongolia LLC (ASM), a company incorporated in Mongolia, to conduct a joint venture operation with Geomandal LLC, an unrelated company incorporated in Mongolia to provide services to the mining industry in Mongolia

The Company’s costs in acquiring the interest in the newly formed company totalled $23,863.  As ASM was newly incorporated at the time of the Company acquiring its interest, ASM had no assets or liabilities.

11.	Commitments and contingencies

Operating Lease

The Company leases its office and manufacturing space from a related party for approximately $205,000 per annum plus certain expenses (as defined in the agreement).  The lease expires on June 30, 2010.

Rent expense for the years ended September 30, 2008 and 2007 was approximately $205,000 and $160,000 respectively.

ALLOY STEEL INTERNATIONAL, INC. AND CONTROLLED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Commitments and contingencies (continued)

Royalty Agreements

The Company has a licensing agreement with a related party of which relates to the sale of all products sold in the United States of America.  Under the terms of the agreement, the Company is required to pay royalties of 2% on the net sales of these products, calculated at the end of each quarter.  The agreement expires in 2025 and has three ten-year renewal options to extend unless written notice of non-renewal is given by either party within 120 days prior to its expiration.  At September 30, 2008, approximately $763,000 was payable under this agreement and is included in accounts payable and other current liabilities.

Royalty expense was approximately $260,000 and $176,000 for the years ended September 30, 2008 and 2007, respectively.

Employment Agreements

The Company has employment agreements with two of its executives, who are principal stockholders, requiring the payment of a minimum annual base compensation of approximately $80,000 and $150,000, adjusted semi-annually for increases approved by the Board of Directors, but not less than the base year amount, plus incentive compensation based on the executives’ performance and the Company's success.  Approximately $218,000 and $170,000 has been expensed under these agreements in each of the years ended September 30, 2008 and 2007 respectively, and is included in selling, general and administrative expenses.

12.	Major customers, suppliers and geographic information

The Company had revenues from two customers and one customer for each of the years ended September 30, 2008 and 2007, of approximately $4,303,000 and $4,048,000 respectively.  Accounts receivable due from the respective customers were approximately $1,592,000 and $1,425,000 at September 30, 2008 and 2007.

	2008	2007
Customer A	10.2%	10.6%
Customer B	21.6%	35.7%

For the years ended September 30, 2008 and 2007, the Company purchased approximately 41% and 39% of its inventories from two suppliers, respectively.

For the years ended September 30, 2008 and 2007, revenues were derived from the following:

	2008	2007
Australia	70%	72%
Americas	13%	14%
Other	17%	14%

	100%	100%