Form 10-Q
period 2008-12-31
ALLOY STEEL INTERNATIONAL INC
filed 2009-02-13
CIK 1127454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

61 (8) 9248 3188
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

There were 17,350,000 shares of Common Stock outstanding as of January 31, 2008.

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
	December 31, 2008	September 30, 2008
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$499,987	$664,054
Accounts receivable, less allowance for doubtful accounts of $nil at December 31, 2008 and September 30, 2007	1,319,074	2,290,147
Inventories	2,426,712	2,365,049
Prepaid expenses and other current assets	63,208	70,161
Total Current Assets	4,308,981	5,389,411

Investments	135,765	173,422

Property and Equipment, net	2,548,641	2,976,200

Other Assets
Intangibles	17,863	17,863
Other	18,524	-

Total Assets	$7,029,774	$8,556,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable, current portion	$63,711	$75,739
Accrued officers’ salaries	11,745	14,998
Royalties payable, related party	799,483	763,176
Current tax payable	745,745	1,100,129
Accounts payable and other current liabilities	843,926	1,026,329
Total Current Liabilities	2,464,610	2,980,371

Long-Term Liabilities
Notes payable, less current portion	174,429	225,728
Employee entitlement provisions	8,331	9,402
Deferred Tax Liabilities	25,420	19,342
Total Long-Term Liabilities	208,180	254,472

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock: $0.01 par value; authorized 3,000,000 shares; issued and outstanding – none	-	-
Common Stock: $0.01 par value; authorized 50,000,000 shares; 17,350,000 issued and outstanding	173,500	173,500
Capital in excess of par value	1,767,512	1,769,382
Accumulated other comprehensive income	(424,481)	538,986
Accumulated income	2,841,359	2,838,409
Non controlling interest	(906)	1,866
Total Stockholders’ Equity	4,356,984	5,322,143

Total Liabilities and Stockholders’ Equity	$7,029,774	$8,556,986

See accompanying notes to condensed consolidated financial statements

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended December 31,
	2008 (unaudited)	2007 (unaudited)

Sales	$1,845,504	$3,180,339

Cost of Sales	1,149,433	1,800,866

Gross Profit	696,701	1,379,473

Operating Expenses
Selling, general and administrative expenses	677,265	766,583

Income (Loss) From Operations	18,806	612,890

Other Income (Expense)
Interest income	15,019	9,614
Interest expense	(4,949)	(4,705)
Insurance recovery	6,093	10,837
Impairment expense	(11,355)	-
Other income	7,735	7,221
	12,543	22,967
Income (Loss) Before Income Tax Expense (Benefit)	31,349	635,857
Income tax expense (benefit)	30,977	201,154
Net Income (Loss)	372	434,703
Net (income) loss attributable to non-controlling interests	2578	-

Net Income (Loss) attributable to Stockholders	$2,950	$434,703
Basic Income (Loss) and Diluted Income (Loss) per Common Share	$0.000	$0.025

Weighted Average Common Shares Outstanding	17,350,000	17,350,000

Comprehensive Income (Loss)

Net Income (Loss)	$2,950	$434,703
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(963,467)	(63,520)
Comprehensive Income (Loss)	$(960,517)	$371,183

See accompanying notes to condensed consolidated financial statements

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows

Three Months Ended December 31,
	2008 (unaudited)	2007 (unaudited)
Cash Flows From Operating Activities
Net income (loss)	$2,950	$434,703
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	40,904	44,790
Dividends reinvested directly to investments	(1,499)	-
Write down of investment assets	11,355	-
Loss attributable to non-controlling interests	(2,578)	-
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
Accounts receivable	526,405	1,209,416
Inventories	(428,238)	(13,119)
Prepaid expenses and other current assets	(6,958)	85,990
Accrued officers’ salaries	(3,253)	6,562
Accounts payable and other current liabilities	84,852	(136,823)
Income taxes payable	(166,166)	201,154
Net Cash Provided by Operating Activities	57,774	1,832,673

Cash Flows From Investing Activities
Purchase of property and equipment	(81,551)	(57,695)
Investment in joint venture	(18,524)	-
Purchase of listed financial assets	-	(248,421)
Net Cash Provided by (Used in) Investing Activities	(100,075)	(306,116)

Cash Flows From Financing Activities
Proceeds from borrowings	255	-
Repayments on notes and loans payable	(15,060)	(123,533)
Net Cash Used in Financing Activities	(14,805)	(123,533)

Effect of Foreign Exchange Rate Changes on Cash and Cash Equivalents	(106,961)	(27,467)

Net Increase (Decrease) in Cash and Cash Equivalents	(164,067)	1,375,557

Cash and Cash Equivalents at Beginning of Period	664,054	484,295

Cash and Cash Equivalents at End of Period	$499,987	$1,859,852

Supplemental disclosure of cash flow information, cash paid for interest	$4,949	$4,705

See accompanying notes to condensed consolidated financial statements

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements

Note 1 – Unaudited Statements and Liquidity

The accompanying condensed consolidated financial statements of Alloy Steel International, Inc. (“us” or “the Company”) as of December 31, 2008 and for the three month periods ended December 31, 2008 and 2007 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operations and cash flows for the interim periods.  These unaudited condensed consolidated financial statements have been prepared by the Company pursuant to instructions to Form 10-QSB.  Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited consolidated financial statements included in the registrant’s annual reporting on Form 10-KSB for the year ended September 30, 2008.  The results of operations for the three month period ended December 31, 2008 are not necessarily indicative of the results that may occur for the year ending September 30, 2009.

At December 31, 2008, the Company has a working capital surplus of $1,844,371 and an accumulated surplus of $2,841,359.  The Company is reviewing options to raise additional future capital through debt and/or equity financing, although it currently has no commitments to do so.  While management believes that its current cash resources should be adequate to fund its operations, the Company’s long-term liquidity is dependent on its ability to continue to successfully increase the present level of sales at a profitable margin.

Note 2 – New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 160 – Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.  Under this Statement, entities will be required to recognize noncontrolling interests in consolidated financial statements as an item of equity.  Previously, entities were able to treat noncontrolling interests as liabilities in certain circumstances.  SFAS 160 will become effective for fiscal years commencing on or after December 15, 2008.  Adoption of the provisions of this Statement is not expected to have a material effect on the operations or financial position of the Company.

In May 2008, FASB issued SFAS 162 – The Hierarchy of Generally Accepted Accounting Principles.  Under this statement, entities are required to apply the various sources of generally accepted accounting principles in a strict order proscribed by the statement.  The statement is effective 60 days after the SEC’s approval of the PCAOB amendment to AU section 411.  Adoption of the provisions of this Statement is not expected to have a material effect on the operations or financial position of the Company.

Note 3 – Inventories

At December 31, 2008 (unaudited) and September 30, 2008, inventories consisted of the following:

	Dec 31, 2008	Sept 30, 2008
Raw materials	$1,620,490	$1,564,030
Work in progress	-	35,573
Finished goods	806,222	765,446
	$2,426,712	$2,365,049

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

Results of Operations

For the Three Months Ended December 31, 2008 Compared with the Three Months Ended December 31, 2007

Sales

Alloy Steel had sales of $1,845,504 for the three months ended December 31, 2008, compared to $3,180,339 for the three months ended December 31, 2007.  These sales consist solely of the sale of our Arcoplate product.  Substantially all of our sales during the periods were denominated in Australian dollars.  Sales were converted into U.S. dollars at the conversion rate of $0.67306 for the three months ended December 31, 2008 and $0.8905 for the three months ended December 31, 2007 representing the average foreign exchange rate for the respective periods.

The decrease in sales for the period is representative of the general downturn being experienced in the world economy.  During the quarter, the Company’s orders declined as demand for our product reduced with various mining companies announcing that new mining projects were being delayed and/or existing mining projects were being wound back until demand for commodities again increased.  The Company has continued to promote its product in the market place as a superior option for maintenance, as well as seeking entry into other markets which were previously limited by the Company’s ability to meet the demand existing prior to the economic downturn.  The Company is confident of being able to present its product well in these new markets, and anticipates additional orders will be generated from these new locations.

Gross Profit and Cost of Sales

Alloy Steel had cost of sales of $1,149,433 for the three months ended December 31, 2008, compared to $1,800,866 for the three months ended December 31, 2007.  The gross profit amounted to $696,701 for the three months ended December 31, 2008, compared to $1,379,473 for the three months ended December 31, 2007.  The gross profit percentage decreased from 43.4% to 37.7%.  The decrease in gross profit percentage is attributable mainly to increased raw material and direct labor costs, together with some limited discounting on new sales orders to assist in the development of the new markets, which has decreased margins on our products sold.

Operating Expenses

Alloy Steel had no material operating expenses other than selling, general and administrative expenses for the three months ended December 31, 2008 and 2007.

Alloy Steel had selling, general and administrative expenses of $677,265 for the three months ended December 31, 2008, compared to $766,583 for the three months ended December 31, 2007.

Whilst the expenditure for the three months period ended December 31, 2008 decreased compared to the prior year, the Company has employed additional staff and increased travel expenditure to assist marketing in new regions.

Income (Loss) Before Taxes

Alloy Steel’s income before income tax (benefit) was $31,349 for the three months ended December 31, 2008, compared to $635,857 for the three months ended December 31, 2007.

Net Income (Loss)

Alloy Steel had a net income of $2,950 or $0.000 per share, for the three months ended December 31, 2008, compared to $434,703, or $0.026 per share, for the three months ended December 31, 2007.

Liquidity and Capital Resources

For the three months ended December 31, 2008, net cash provided by operating activities was $57,774.  The net income may be reconciled to this amount by an adjustment for depreciation and amortization of $40,904, write down of assets to fair values of $11,355, income received in forms other than cash of $1,499, non-controlling shareholders interests in subsidiary loss of $2,578 and an increase in cash and cash equivalents attributable to changes in operating assets and liabilities of $6,642, which consisted primarily of an decrease in accounts receivable of $526,405, which was offset by an increase in inventories and other current assets of $435,196, an increase in accounts payable and other current liabilities of $81,599 and a decrease in tax payable of $166,166.

At December 31, 2008, the Company had a working capital surplus of $1,844,371.

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

Purchase or Sale of Plant and Significant Equipment

We have no material commitments for financing to purchase or construct machinery to expand our capacity to produce Arcoplate.

Effect of Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 160 – Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.  Under this Statement, entities will be required to recognize noncontrolling interests in consolidated financial statements as an item of equity.  Previously, entities were able to treat noncontrolling interests as liabilities in certain circumstances.  SFAS 160 will become effective for fiscal years commencing on or after December 15, 2008.  Adoption of the provisions of this Statement is not expected to have a material effect on the operations or financial position of the Company.

In May 2008, FASB issued SFAS 162 – The Hierarchy of Generally Accepted Accounting Principles.  Under this statement, entities are required to apply the various sources of generally accepted accounting principles in a strict order proscribed by the statement.  The statement is effective 60 days after the SEC’s approval of the PCAOB amendment to AU section 411.  Adoption of the provisions of this Statement is not expected to have a material effect on the operations or financial position of the Company.

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

Item 5.  Other Information

Incorporation of Subsdiary Entities

On December 1, 2008, the Company incorporated a wholly owned subsidiary Mossville Securities, LLC, which has been consolidated for the purposes of these condensed consolidated financial statements.

On December 15, 2008, the Company incorporated a wholly owned subsidiary Alloy Steel North America, LLC, which has been consolidated for the purposes of these condensed consolidated financial statements.

The subsidiaries have been incorporated to undertake various aspects of the Company’s business operations in North America.

Progress on Completion of New Manufacturing Mill

The new manufacturing mill has now been completed and is ready to enter its testing phase.  However, a decision to has been made to delay the commissioning of the mill until demand for manufacture begins to increase.  The new mill will complete its testing phase so that it will be ready for immediate operation once demand increases to require its additional production capacity.

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

Date: February 10, 2009	ALLOY STEEL INTNERATIONAL, INC.

	By:	/s/ Alan Winduss
Alan Winduss, Chief Financial Officer
(Principal Financial Officer)