Form 10-Q
period 2009-03-31
ALLOY STEEL INTERNATIONAL INC
filed 2009-05-12
CIK 1127454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number 0-32875

ALLOY STEEL INTERNATIONAL, INC.
  (Exact name of registrant as specified in its charter)

Delaware	98-0233941
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Alloy Steel International, Inc.
42 Mercantile Way Malaga
P.O. Box 3087 Malaga D C 6945
Western Australia
(Address of principal executive offices)

61 (8) 9248 3188
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

There were 17,350,000 shares of Common Stock outstanding as of April 30, 2009.

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements

ALLOY STEEL INTERNATIONAL, INC. AND CONTROLLED ENTITIES
Condensed Consolidated Balance Sheets

	March 31, 2009 (unaudited)	September 30, 2008
ASSETS
Current Assets
Cash and cash equivalents	$750,963	$664,054
Accounts receivable, less allowance for doubtful accounts of $nil at March 31, 2009 and September 30, 2008	546,308	2,290,147
Inventories	2,479,476	2,365,049
Prepaid expenses and other current assets	44,330	70,161
Total Current Assets	3,821,077	5,389,411

Investments	138,703	173,422

Property and Equipment, net	2,521,268	2,976,200

Other Assets
Intangibles	17,863	17,863
Other	18,524	-
Total Other Assets	36,387	17,863

Total Assets	$6,517,435	$8,556,986

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Notes payable, current portion	$63,047	$75,739
Accrued officers’ salaries	11,745	14,998
Royalties payable, related party	828,335	763,176
Current tax payable	471,234	1,100,129
Accounts payable and other current liabilities	605,142	1,026,329
Total Current Liabilities	1,979,503	2,980,371

Long-Term Liabilities
Notes payable, less current portion	157,206	225,728
Employee entitlement provisions	8,578	9,402
Deferred tax liability	31,053	19,342
Total Long-Term Liabilities	196,837	254,472

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock: $0.01 par value; authorized 3,000,000 shares; issued and outstanding – none	-	-
Common Stock: $0.01 par value; authorized 50,000,000 shares; 17,350,000 issued and outstanding	173,500	173,500
Capital in excess of par value	1,767,512	1,769,382
Accumulated other comprehensive income	(478,863)	538,986
Accumulated income	2,880,358	2,838,409
Noncontrolling interest	(1,412)	1,866
Total Stockholders’ Equity	4,341,095	5,322,143

Total Liabilities and Stockholders’ Equity	$6,517,435	$8,556,986

See accompanying notes to condensed consolidated financial statements

ALLOY STEEL INTERNATIONAL, INC. AND CONTROLLED ENTITIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended March 31,		Six Months Ended March 31,

	2009 (unaudited)	2008 (unaudited)	2009 (unaudited)	2008 (unaudited)

Sales	$1,479,774	4,206,235	$3,325,278	$7,386,574

Cost of Sales	764,780	1,762,635	1,914,213	3,563,501

Gross Profit	714,994	2,443,600	1,411,065	3,823,073

Operating Expenses
Selling, general and administrative expenses	647,745	785,594	1,325,011	1,552,175

Income (Loss) From Operations	67,249	1,658,006	86,054	2,270,898

Other Income (Expense)
Interest income	5,241	20,059	20,260	29,673
Interest expense	(4,788)	(4,144)	(9,737)	(8,849)
Insurance recovery	8,001	12,438	14,094	23,275
Other income	8,775	7,961	16,510	15,182
Impairment expense	3,338	(44,199)	(8,017)	(44,199)
	20,567	(7,885)	33,110	15,082

Income (Loss) Before Income Tax Expense	87,816	1,650,121	119,164	2,285,980
Income tax expense	(49,051)	(495,915)	(80,028)	(697,069)
Net Income (Loss)	38,765	1,154,206	39,136	1,588,911
Net (income) loss attributable to noncontrolling interests	235	-	2,813	-
Net Income (Loss) attributable to Stockholders	$39,000	$1,154,206	$41,949	$1,588,911
Basic Income (Loss) and Diluted Income (Loss) per Common Share	$0.002	$0.067	$0.002	$0.092

Weighted Average Common Shares Outstanding	17,350,000	17,350,000	17,350,000	17,350,000

Comprehensive Income (Loss)

Net Income (Loss)	$39,000	$1,154,206	$41,949	$1,588,911
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(54,383)	237,688	(1,017,849)	174,168
Comprehensive Income (Loss)	$(15,383)	$1,391,894	$(975,900)	$1,763,079

See accompanying notes to condensed consolidated financial statements

ALLOY STEEL INTERNATIONAL, INC. AND CONTROLLED ENTITIES
Condensed Consolidated Statements of Cash Flows

	Six Months Ended March 31,
	2009 (unaudited)	2008 (unaudited)
Cash Flows From Operating Activities
Net income (loss)	$41,949	$1,588,911
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	81,799	89,031
Dividends reinvested directly to investments	(2,476)	-
Write down of investments for Impairment	8,017	44,199
Loss attributable to noncontrolling interests	(2,813)	-
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
Accounts receivable	960,797	(728,517)
Inventories	(507,227)	(189,682)
Prepaid expenses and other current assets	15,743	107,289
Accrued officers’ salaries	(3,253)	(160,820)
Accounts payable and other current liabilities	196,712	60,094
Income taxes payable	(420,721)	171,792
Net Cash Provided by Operating Activities	368,527	982,297

Cash Flows From Investing Activities
Purchase of property and equipment	(121,216)	(72,380)
Investment in joint venture	(18,524)	-
Purchase of listed financial assets	-	(250,424)
Net Cash Provided by (Used in) Investing Activities	(139,740)	(322,804)

Cash Flows From Financing Activities
Proceeds from borrowings	255	-
Repayments on notes and loans payable	(30,315)	(232,246)
Net Cash Used in Financing Activities	(30,060)	(232,246)

Effect of Foreign Exchange Rate Changes on Cash and Cash Equivalents	(111,818)	23,758

Net Increase (Decrease) in Cash and Cash Equivalents	86,909	451,005

Cash and Cash Equivalents at Beginning of Period	664,054	484,295

Cash and Cash Equivalents at End of Period	$750,963	$935,300

Supplemental disclosure of cash flow information, cash paid for interest	$9,737	$8,849

See accompanying notes to condensed consolidated financial statements

ALLOY STEEL INTERNATIONAL, INC. AND CONTROLLED ENTITIES
Notes to Condensed Consolidated Financial Statements

Note 1 – Unaudited Statements and Liquidity

The accompanying condensed consolidated financial statements of Alloy Steel International, Inc. (“us” or “the Company”) as of March 31, 2009 and for the six month and three month periods ended March 31, 2009 and 2008 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operations and cash flows for the interim periods.  These unaudited condensed consolidated financial statements have been prepared by the Company pursuant to instructions to Form 10-QSB.  Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited consolidated financial statements included in the registrant’s annual reporting on Form 10-KSB for the year ended September 30, 2008.  The results of operations for the six month and three month periods ended March 31, 2009 are not necessarily indicative of the results that may occur for the year ending September 30, 2009.

At March 31, 2009, the Company has a working capital surplus of $1,841,574 and an accumulated surplus of $2,880,358. The Company is reviewing options to raise additional future capital through debt and/or equity financing, and whilst it has a facility approved to fund equipment purchases if required, it currently has no commitments to use the facility or obtain further amounts through the issue of equity or other debt financing arrangements.  While management believes that its current cash resources should be adequate to fund its operations, the Company’s long-term liquidity is dependent on its ability to continue to successfully increase the present level of sales at a profitable margin.

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

Note 3 – Inventories

At March 31, 2009 (unaudited) and September 30, 2008, inventories consisted of the following:

	Mar 31, 2009	Sept 30, 2008
Raw materials	$1,744,243	$1,564,030
Work in progress	68,191	35,573
Finished goods	667,042	765,446
	$2,479,476	$2,365,049

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

Results of Operations

For the Three and Six Months Ended March 31, 2009 Compared with the Three and Six Months Ended March 31, 2008

Sales

Alloy Steel had sales of $1,479,774 for the three months ended March 31, 2009, compared to $4,206,235 for the three months ended March 31, 2008.  These sales consist solely of the sale of our Arcoplate product.  Substantially all of our sales during the periods were denominated in Australian dollars.  Sales were converted into U.S. dollars at the conversion rate of $0.68350 for the three months ended March 31, 2009 and $0.89768 for the three months ended March 31, 2008 representing the average foreign exchange rate for the respective year to date periods.

Alloy Steel had sales of $3,325,278 and $7,386,574 for the six months ended March 31, 2009 and the six months ended March 31, 2008 respectively.  These sales consist solely of our Arcoplate products.

The decrease in sales for the period is representative of the general downturn being experienced in the world economy.  The number of orders received by the Company have declined as demand for our product reduced as various mining companies announced that new mining projects were being delayed and/or existing mining projects were being wound back until demand for commodities increased.  The Company has submitted tenders for the supply of Arcoplate where possible and is confident that these will be successful with orders likely to be received in the next three to six months. The Company has continued to promote its product in the market place as a superior option for maintenance, as well as seeking entry into other markets which were previously limited by the Company’s ability to meet the demand existing prior to the economic downturn.  The Company is confident of being able to present its product well in these new markets, and anticipates additional orders will be generated from these new locations.

Gross Profit and Cost of Sales

Alloy Steel had cost of sales of $764,780 for the three months ended March 31, 2009, compared to $1,762,635 for the three months ended March 31, 2008.  The gross profit amounted to $714,994 for the three months ended March 31, 2009, compared to $2,443,600 for the three months ended March 31, 2008.

Alloy Steel had a cost of sales of $1,914,213 and $3,563,501 for the six months ended March 31, 2009 and the six months ended March 31, 2008 respectively.  Alloy Steel’s gross profit was $1,411,065 or 42.4% of sales, and $3,823,073 or 51.8% of sales, for the respective six month periods.  The decrease in gross profit percentage is attributable mainly to increased raw material and direct labor costs over the same period last year, together with some limited discounting on new sales orders to assist in the development of the new markets, leading to some decreased margins on our products sold.

Operating Expenses

Alloy Steel had no material operating expenses other than selling, general and administrative expenses for the three and six months ended March 31, 2009 and 2008.

Alloy Steel had selling, general and administrative expenses of $647,745 for the three months ended March 31, 2009, compared to $785,594 for the three months ended March 31, 2008.

Alloy Steel had operating expenses of $1,325,011 and $1,552,175 for the six months ended March 31, 2009 and six months ended March 31, 2008 respectively.

Whilst the expenditure for the six months ended March 31, 2009 decreased compared to the prior year, the Company has employed additional staff and increased travel expenditure to assist marketing in new regions. Administration costs are under review and have been reduced as savings are identified.

Income (Loss) Before Taxes

Alloy Steel’s income before income tax expense was $87,816 for the three months ended March 31, 2009, compared to $1,650,121 for the three months ended March 31, 2008.

Alloy Steel had a net income before income taxes of $119,164 and $2,285,980 for the six months ended March 31, 2009 and six months ended March 31, 2008 respectively.

Net Income (Loss)

Alloy Steel had a net income of $39,000 or $0.002 per share, for the three months ended March 31, 2009, compared to $1,154,206 or $0.067 per share, for the three months ended March 31, 2008.

Alloy Steel had a net income of $41,949, or $0.002 per share, and $1,588,911, or $0.092 per share, for the six months ended March 31, 2009 and six months ended March 31, 2008 respectively.

It is noted that predominantly all operations of Alloy Steel are conducted by the Australian subsidiary, and therefore, the majority of the amounts reported are initially recorded in Australian dollars by the subsidiary.  The value of the Australian dollar compared to the US dollar has been volatile over the reporting period, and therefore the exchange rate movement continues to have a reasonable impact upon the value reported by the Company.  This is evident in the calculation of the Company’s comprehensive income for the period which reflects a foreign currency translation loss of $1,017,849 for the six months ended March 31, 2009 compared with a foreign currency translation gain of $174,168 for the six months ended March 31, 2008.

Liquidity and Capital Resources

For the six months ended March 31, 2009, net cash provided by operating activities was $368,527.  The net income may be reconciled to this amount by an adjustment for depreciation and amortization of $81,799, write down of assets to fair values of $8,017, income received in forms other than cash of $2,476, noncontrolling shareholders interests in subsidiary loss of $2,813 and an increase in cash and cash equivalents attributable to changes in operating assets and liabilities of $242,051, which consisted primarily of a decrease in accounts receivable of $960,797, which was offset by an increase in inventories and other current assets of $491,484, an increase in accounts payable and other current liabilities of $193,459 and a decrease in tax payable of $420,721.

At March 31, 2009, the Company had a working capital surplus of $1,841,574.

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

Item 5.  Other Information

Progress on Completion of New Manufacturing Mill

The new manufacturing mill has now been completed and is ready to enter its testing phase.  However, a decision has been made to delay the commissioning of the mill until demand for manufacture begins to increase.  The new mill will complete its testing phase so that it will be ready for immediate operation once demand increases to require its additional production capacity.

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

Date: May 11, 2009	ALLOY STEEL INTNERATIONAL, INC.

	By:	/s/ Alan Winduss
Alan Winduss, Chief Financial Officer
(Principal Financial Officer)