Form 10-Q
period 2009-06-30
ALLOY STEEL INTERNATIONAL INC
filed 2009-08-10
CIK 1127454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

There were 17,350,000 shares of Common Stock outstanding as of July 31, 2009.

Transitional Small Business Disclosure Format (check one):  Yes  ☐  No ☒

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	June 30, 2009 (unaudited)	September 30, 2008
ASSETS
Current Assets
Cash and cash equivalents	$308,123	$664,054
Accounts receivable, less allowance for doubtful accounts of $nil at June 30, 2009 and September 30, 2008	819,804	2,290,147
Inventories	2,545,669	2,365,049
Current tax receivable	38,183	-
Prepaid expenses and other current assets	58,907	70,161
Total Current Assets	3,770,686	5,389,411

Property and Equipment, net	175,473	173,422

Financial Assets	2,951,093	2,976,290

Other Assets
Intangibles	17,863	17,863
Other	18,524	-
	36,387	17,863
Total Assets	$6,933,639	$8,556,986

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Notes payable, current portion	$74,236	$75,739
Accrued officers’ salaries	11,745	14,998
Royalties payable, related party	862,530	763,176
Loan payable	7,051	-
Current tax payable	-	1,100,129
Accounts payable and other current liabilities	1,046,618	1,026,329
Total Current Liabilities	2,002,180	2,980,371

Long-Term Liabilities
Notes payable, less current portion	166,265	225,728
Employee entitlement provisions	10,527	9,402
Deferred tax liability	3,731	19,342
Total Long-Term Liabilities	180,523	254,472

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred Stock: $0.01 par value; authorized 3,000,000 shares; issued and outstanding – none	-	-
Common Stock: $0.01 par value; authorized 50,000,000 shares; 17,350,000 issued and outstanding	173,500	173,500
Capital in excess of par value	1,767,512	1,769,382
Accumulated other comprehensive income	376,658	538,986
Accumulated income	2,442,407	2,838,409
Noncontrolling interest	(9,141)	1,866
Total Stockholders’ Equity	4,750,936	5,322,143

Total Liabilities and Stockholders’ Equity	$6,933,639	$8,556,986

See accompanying notes to condensed consolidated financial statements

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2009 (unaudited)	2008 (unaudited)	2009 (unaudited)	2008 (unaudited)

Sales	$1,307,160	$2,541,776	$4,632,438	$9,928,350

Cost of Sales	1,092,332	1,322,031	3,006,545	4,885,532

Gross Profit	214,828	1,219,745	1,625,893	5,042,818

Operating Expenses
Selling, general and administrative expenses	805,294	875,401	2,130,305	2,427,576

Income (Loss) From Operations	(590,466)	344,344	(504,412)	2,615,242

Other Income (Expense)
Interest income	4,065	12,755	24,325	42,428
Interest expense	(19,513)	(4,824)	(29,251)	(13,673)
Insurance recovery	7,846	17,292	21,940	40,567
Other income	6,041	9,140	22,551	24,322
Impairment recovery (expense)	9,164	(8,951)	1,147	(53,150)
	7,603	25,412	40,712	40,494

Income (Loss) Before Income Tax Expense	(582,863)	369,756	(463,700)	2,655,736
Income tax benefit (expense)	137,197	(138,810)	57,169	(835,879)
Net Income (Loss)	(445,666)	230,946	(406,531)	1,819,857
Net(income) loss attributable to noncontrolling interests	7,715	-	10,529	-
Net Income (Loss) Attributable to Stockholders	$(437,951)	$230,946	$(396,002)	$1,819,857
Basic Income (Loss) and Diluted Income (Loss) per Common Share	$(0.003)	$0.013	$(0.023)	$0.105

Weighted Average Common Shares Outstanding	17,350,000	17,350,000	17,350,000	17,350,000

Comprehensive Income (Loss)

Net Income (Loss)	$(437,951)	$230,946	$(396,002)	$1,819,857
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	855,522	265,702	(162,328)	439,870
Comprehensive Income (Loss)	$417,571	$496,648	$(558,330)	$2,259,727

See accompanying notes to condensed consolidated financial statements

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended June 30,

	2009 (unaudited)	2008 (unaudited)
Cash Flows From Operating Activities
Net income (loss)	$(396,002)	$1,819,857
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	128,751	141,368
Dividends reinvested directly to investments	(3,629)	-
Write down of investments for impairment	(1,147)	53,150
Loss attributable to noncontrolling interests	(10,529)
Profit on sale of plant	-	(39)
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
Accounts receivable	719,745	688,468
Inventories	(257,148)	(969,405)
Prepaid expenses and other current assets	10,313	(98,648)
Accrued officers’ salaries	(3,253)	(330,078)
Accounts payable and other current liabilities	726,811	(103,008)
Income taxes payable	(983,783)	301,667
Net Cash Provided by Operating Activities	(69,871)	1,503,332

Cash Flows From Investing Activities
Purchase of property and equipment	(157,702)	(377,664)
Purchase of listed financial assets	(18,524)	(254,684)
Net Cash Provided by (Used in) Investing Activities	(176,226)	(632,348)

Cash Flows From Financing Activities
Repayments on notes and loans payable	(47,767)	(277,377)
Net Cash Used in Financing Activities	(47,767)	(277,377)

Effect of Foreign Exchange Rate Changes on Cash and Cash Equivalents	(62,067)	96,985

Net Increase (Decrease) in Cash and Cash Equivalents	(355,931)	690,592

Cash and Cash Equivalents at Beginning of Period	664,054	484,295

Cash and Cash Equivalents at End of Period	$308,123	$1,174,887

Supplemental disclosure of cash flow information, cash paid for interest	$29,251	$13,673

Supplemental disclosure of non cash information, equipment acquired under note payable	-	$166,713

See accompanying notes to condensed consolidated financial statements

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements

Note 1 – Unaudited Statements and Liquidity

The accompanying condensed consolidated financial statements of Alloy Steel International, Inc. (“us” or “the Company”) as of June 30, 2009 and for the nine month and three month periods ended June 30, 2009 and 2008 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operations and cash flows for the interim periods.  These unaudited condensed consolidated financial statements have been prepared by the Company pursuant to instructions to Form 10-QSB.  Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited consolidated financial statements included in the registrant’s annual reporting on Form 10-KSB for the year ended September 30, 2008.  The results of operations for the nine month and three month periods ended June 30, 2009 are not necessarily indicative of the results that may occur for the year ending September 30, 2009.

At June 30, 2009, the Company has a working capital surplus of $1,768,506 and an accumulated surplus of $2,442,407.  The Company is reviewing options to raise additional future capital through debt and/or equity financing, and whilst it has a facility approved to fund equipment purchases if required, it currently has no commitments to use the facility or obtain further amounts through the issue of equity or other debt financing arrangements.  While management believes that its current cash resources should be adequate to fund its operations, the Company’s long-term liquidity is dependent on its ability to continue to successfully increase the present level of sales at a profitable margin.

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

Note 3 – Inventories

At June 30, 2009 (unaudited) and September 30, 2008, inventories consisted of the following:

	June 30, 2009	Sept 30, 2008
Raw materials	$1,261,031	$1,564,030
Work in progress	64,336	35,573
Finished goods	1,220,302	765,446
	$2,545,669	$2,365,049

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

Results of Operations

For the Three and Nine Months Ended June 30, 2009 Compared with the Three and Nine Months Ended June 30, 2008

Sales

Alloy Steel had sales of $1,307,160 for the three months ended June 30, 2009, compared to $2,541,776 for the three months ended June 30, 2008.  These sales consist solely of the sale of our Arcoplate product.  Substantially all of our sales during the periods were denominated in Australian dollars.  Sales were converted into U.S. dollars at the conversion rate of $0.69961 for the three months ended June 30, 2009 and $0.91295 for the three months ended June 30, 2008 representing the average foreign exchange rate for the respective year to date periods.

Alloy Steel had sales of $4,632,438 and $9,928,350 for the nine months ended June 30, 2009 and the nine months ended June 30, 2008 respectively.  These sales consist solely of our Arcoplate products.

The decrease in sales for the period is representative of the general downturn being experienced in the world economy.  The number of orders received by the Company have declined as demand for our product reduced as various mining companies announced that new mining projects were being delayed and/or existing mining projects were being wound back until demand for commodities increased.  The Company has submitted tenders for the supply of Arcoplate where possible and is confident that these will be successful with orders likely to be received in the next three to six months. The Company has recently been advised of its successful tender for a significant contract with BHP Billiton Ltd, with the first order release being received by the Company to the value of approximately $3,200,000 subsequent to the reporting date.  The Company has continued to promote its product in the market place as a superior option for maintenance, as well as seeking entry into other markets which were previously limited by the Company’s ability to meet the demand existing prior to the economic downturn.  The Company is confident of being able to present its product well in these new markets, and anticipates additional orders will be generated from these new locations.

Gross Profit and Cost of Sales

Alloy Steel had cost of sales of $1,092,332 for the three months ended June 30, 2009, compared to $1,322,031 for the three months ended June 30, 2009.  The gross profit amounted to $214,828 for the three months ended June 30, 2009, compared to $1,219,745 for the three months ended June 30, 2008.

Alloy Steel had a cost of sales of $3,006,545 and $4,855,532 for the nine months ended June 30, 2009 and the nine months ended June 30, 2008 respectively.  Alloy Steel’s gross profit was $1,625,893 or 35.1% of sales, and $5,042,818 or 50.8% of sales, for the respective nine month periods.

The decrease in gross profit percentage is attributable mainly to increased direct labor costs over the same period last year, together with some limited discounting on new sales orders to assist in the development of the new markets, leading to some decreased margins on our products sold.  In addition, during the testing and commissioning phase of the new mill, a significant amount of raw materials were consumed that did not reach saleable quality.  Accordingly, the increased wastage factor for this quarter, when combined with the significantly reduced sales level, has resulted in a marked reduction in margin for this quarter.  It is expected that some cost recovery of the wastage will be gained when the Company applies for a research and development grant for the new mill.

Operating Expenses

Alloy Steel had no material operating expenses other than selling, general and administrative expenses for the three and nine months ended June 30, 2009 and 2008.

Alloy Steel had selling, general and administrative expenses of $805,294 for the three months ended June 30, 2009, compared to $875,401 for the three months ended June 30, 2008.

Alloy Steel had operating expenses of $2,130,305 and $2,427,576 for the nine months ended June 30, 2009 and nine months ended June 30, 2008 respectively.

Whilst the expenditure for the nine months ended June 30, 2009 decreased compared to the prior year, the Company has employed additional staff and increased travel expenditure to assist marketing in new regions. Administration costs are under review and have been reduced as savings are identified.

Income (Loss) Before Taxes

Alloy Steel’s loss before income tax expense was ($582,863) for the three months ended June 30, 2009, compared to an income before income tax of $369,756 for the three months ended June 30, 2008.

Alloy Steel had a net loss before income taxes of ($463,700) and a net income before income taxes of $2,655,736 for the nine months ended June 30, 2009 and nine months ended June 30, 2008 respectively.

Net Income (Loss)

Alloy Steel had a net loss of ($437,951), or ($0.003) per share, for the three months ended June 30, 2009, compared to a net income of $230,946, or $0.013 per share, for the three months ended June 30, 2008.

Alloy Steel had a net loss of ($396,002), or ($0.023) per share, and $1,819,857, or $0.105 per share, for the nine months ended June 30, 2009 and nine months ended June 30, 2008 respectively.

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

Liquidity and Capital Resources

For the nine months ended June 30, 2009, net cash used by operating activities was $69,871.  The net income may be reconciled to this amount by an adjustment for depreciation and amortization of $128,751, a reversal of the write down of assets to fair values of $1,147, income received in forms other than cash of $3,629, noncontrolling shareholders interests in subsidiary loss of $10,529 and an increase in cash and cash equivalents attributable to changes in operating assets and liabilities of $212,685, which consisted primarily of a decrease in accounts receivable of $719,745, which was offset by an increase in inventories and other current assets of $246,835, an increase in accounts payable and other current liabilities of $726,811 and a decrease in tax payable of $983,783.

At June 30, 2009, the Company had a working capital surplus of $1,768,506.

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

Item 5.   Other Information

Progress on Completion of New Manufacturing Mill

The new manufacturing mill has entered testing during the period ended June 30, 2009 as there have been indications that the Australian mining industry is looking to bring suspended projects into construction.  The preparation of a tender by the Company for supply of wear plate to BHP Billiton Ltd will call on the production capacity of the new mill, and with its testing phase completed, the new mill has been commissioned and commenced production during the first week of August, 2009.

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

Date: August 10, 2009	ALLOY STEEL INTNERATIONAL, INC.

By:	/s/ Alan Winduss
Alan Winduss, Chief Financial Officer
(Principal Financial Officer)