Form 10-K
period 2009-09-30
ALLOY STEEL INTERNATIONAL INC
filed 2009-12-23
CIK 1127454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

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

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes:  ☐ No: ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes:  ☐ No:  ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes:  ☒ No:  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes:  ☐ No:  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.
☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes:  ☐ No:  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2009 was $1,440,166.

As of December 23, 2009, the issuer had a total of 17,350,000 shares of common stock outstanding.

2

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

This filing contains forward-looking statements, including statements regarding, among other things, (a) Alloy Steel’s projected sales and profitability, (b) Alloy Steel’s growth strategies, (c) anticipated trends in Alloy Steel’s industry segment, (d) Alloy Steel’s future financing plans and (e) Alloy Steel’s anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis or Plan of Operation” and “Description of Business,” as well as in this filing generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.  In addition to the information expressly required to be included in this filing, Alloy Steel will provide such further material information, as may be necessary to make the required statements, in light of the circumstances under which they are made,  not misleading.

Item 1.	Description of Business.

Alloy Steel International, Inc. was incorporated in Delaware in May 2000.  Our principal executive office is located at 42 Mercantile Way, Malaga, Western Australia 6945.  Our telephone number is +61 (8) 9248 3188, our facsimile is +61 (8) 9248 3166.  Our Email is info@alloysteel.net and our Internet address is www.alloysteel.net.  Our registered office is at Level One, 252 Cambridge Street, Wembley, Western Australia, 6014.

Overview of Business

We manufacture and distribute Arcoplate, a wear-resistant alloy overlay wear plate produced through a patented process.  We believe that wear is the largest single factor leading to production losses in the mining, mineral-processing, and steel manufacturing industries. Consequently, wear solutions are indispensable for these businesses.  The wearing of metal parts is generally defined as a gradual decay or breakdown of the metal.  This wear of equipment may be due to many causes and accordingly, the selection of wear plate solutions can be a complex process.

In order to minimize the effects of wear, businesses have traditionally employed such wear-combating materials as rubber compounds, ceramics, alloy castings, welded overlay plates, and quenched and tempered carbon steel plates.  We believe that each of these materials offer a limited solution to the problem of wear.  While tungsten carbide is generally recognized by the mining, mineral-processing and steel manufacturing industries as the most wear-resistant material suitable for industrial use, because of its high carbide content, we believe that the high costs associated with tungsten carbide make it impractical for most businesses.  We believe that Arcoplate provides industry with solutions to most wear-related problems at a cost which is competitive with conventional welded overlay wear plates and substantially lower than that of tungsten carbide.

Arcoplate

The patented process by which we manufacture Arcoplate enables us to smoothly and evenly apply an alloy overlay to a sheet of steel, creating a metallurgical bond between the alloy and the steel backing plate that is resistant to wear caused by impact and/or abrasion.  Because of the formulation and nature of the alloy apart from wear reducing factors, Arcoplate has been proven to reduce ‘hang-up’ by more than 90%.  ‘Hang up’ is where a residual load is left attached to the bucket, blade or a chute side, therefore reducing the effective load carried or material transported in the chute.  We believe that our Arcoplate product line will substantially lower down time and the lost production resulting from this down time and generate higher profits by the reduction of ‘hang-up’ allowing more complete loads to be carried.

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

Independent laboratory and field tests, have shown that Arcoplate provides a wear-resistant barrier superior to that provided by conventional single or multiple-layer wear plates.  This is because of its higher carbide content and smoother surface layer; Arcoplate wear plate sheets also can withstand rolling and pressing, within specified fabrication guidelines.

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

Arcoplate is designed for installation and use where structures and machinery suffer “wear” and “hangup” problems. Common situations are:

•	the mining of iron, gold, nickel, coal, copper and other ores;

•	brick and cement works;

•	power stations;

•	the manufacture of ore feed bins, transfer chutes, dredging systems and conveyor side skirts;

•	bulldozer blades; and

•	truck tray and bucket loader liners.

Arcoplate is manufactured in a range of grades and thicknesses designed for specific applications.  Our products are designed for ease of handling and can be fabricated to suit our customers’ specific requirements of shape, size and weight.  Sheets of Arcoplate can be welded together to cover large surface areas.  We also provide technical consultation services to customers and their design engineers.

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

Arcoplate products are currently distributed to customers in the United States, South America, India, Indonesia, Singapore, South Africa, Japan, China, Canada, Malaysia and other countries as well as being very extensively used in the mining industry in Australia.

New Arcoplate Mill & “Super Alloy” thicker Arcoplate

The new Arcoplate machine was designed specifically for the production of the new “Super Alloy” formulation and thicker sizes of wear plate (up to 20/11 thickness).

This mill commenced commercial production late July 2009.

The new mill is the only one in the world capable of producing a bi-metallic fused “Super Alloy” wear plate in a thickness of application of up to 20mm (just over ¾ of an inch) in a single continuous casting operation.

The conventional method used to produce a hard surface overlay is by a welding method which can only achieve a weld surface which at best is ¼ inch or 6mm thick in a single pass and is flawed with major quality technical limitations.

The new AYSI technology has overcome all the known technical difficulties and is capable of fusing a 20mm layer of super wear resistant alloy onto a ½ inch or 12mm steel backing plate.

This is a significant technological breakthrough which will see this plate be specified consistently in new mining projects and become the norm for replacements in upgrades for existing mining operations.

Sales and Marketing Strategy

The company’s objective is to become an international market leader in wear-resistant alloy steel products and solutions and to establish significant market share and brand awareness for Arcoplate.  We believe that we can capitalize on our existing patented process for producing Arcoplate through the direct manufacture and sale of Arcoplate-based products to original equipment manufacturers and distributors worldwide.  We are establishing market presence by visiting international and domestic trade shows, presenting technical papers at industry conferences, and appointing international distributors who will be trained to introduce and promote Arcoplate products as a solution for wear-related problems.

In the year ended September 30, 2009, two customers accounted individually for at least 28.3% of our annual sales.

We anticipate incurring increased expenditures in connection with our marketing activities.  Our marketing activities are also expected to include substantial engineering support to assist in the development of products for specific customer requirements and certain market segments.

We are marketing Arcoplate products to consultant engineers both internationally and in Australia in order that they may ultimately incorporate Arcoplate materials into their equipment and plant designs.  We will offer the services of our own engineering department to assist these engineers with design planning to optimize solutions for wear and material flow applications.

Intellectual Property

We believe that protection of our licensed proprietary technology and know-how is critical to the development of our business.  We have obtained patents for the process in United States, Mexico, Brazil, Canada, Japan, Burma, South Korea, Australia, France, Germany, Great Britain, Greece, Italy, Belgium, Netherlands and Sweden.  We cannot assure you that our existing patent rights, or any other patent rights that may be granted, will be valid and enforceable or provide us with meaningful protection from competitors.  We cannot assure you that any pending patent application will issue as a patent, or that any claim thereof will provide protection against infringement.  If our present or future patent rights are ineffective in protecting us against infringement, our marketing efforts and future revenues could be materially and adversely affected.  In addition, if a competitor were to infringe our patent rights, the costs of enforcing our patent rights may be substantial or even prohibitive.

Research and Development

We are continually engaged in the development of new products and improvements to our existing products.

Manufacturing and Supply

The raw materials we employ are principally steel and a proprietary alloy compound.  We presently purchase steel plate and alloy materials from various suppliers.  Four of our suppliers, Metals & Powders Trading AB, One Steel Wire Pty Ltd, LDL Australia Pty Ltd and Seven Steel Distribution account for more than 60% of the raw material we require.  We also rely heavily on the use of fluxes, compounds designed to remove impurities, during the manufacturing process.  We purchase our requirements for fluxes from various suppliers.  We cannot assure you that we will be able to continue to obtain desired quantities of steel, alloy materials and fluxes on a timely basis at reasonable prices and upon favorable terms.  We monitor the quality of our products by regular testing, material certification, and maintain a strict internal quality control system to monitor the quality of production.

Government Regulation

The Arcoplate manufacturing plant is subject to many Australian laws and regulations relating to the protection of the environment.  These laws and regulations impose requirements concerning, among other matters, the treatment, acceptance, identification, storage, handling, transportation and disposal of industrial by-products, hazardous and solid waste materials, waste water, air emissions, noise emissions, soil contamination, electromagnetic radiation, surface and groundwater pollution, employee health and safety, operating permit standards, monitoring and spill containment requirements, zoning, and land use.  We frequently examine ways to minimize any impact on the environment and to effect cost savings relating to environmental compliance.  Our management believes that we are in material compliance with all applicable environmental laws and that our products and processes do not present any unusual environmental concerns.

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

Competition

The wear solutions industry is highly competitive.  We compete and will continue to compete in markets against larger multi-national companies, all of which are well-established and may have substantially greater financial and other resources than us.  Competitive market conditions could adversely affect our profit levels if we were required to reduce product prices to remain competitive.  We are, however, confident that the continuing development of our alloys and subsequently our product range will allow us to hold and increase our presence in the market place.

Employees

We employed 38 persons on a full-time basis as of December 1, 2009, including two executive directors, fourteen administrative personnel, three marketing personnel and nineteen manufacturing personnel.   We consider our relationship with our employees to be good.

Item 1A.	Risk Factors.

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

We Have A Limited Customer Base.

At present, our customer base consists primarily of companies involved in the mining and similar industries.  Our ability to operate depends on increasing our customer base and achieving sufficient gross profit margins.  We cannot assure you that we will be able to increase our customer base or to operate profitably.  If any of our major customers stop or delay its purchases of our products, our revenue and profitability could be adversely affected.  For the year ended September 30, 2009, two customers accounted for at least 28.3% of our annual sales.  We anticipate that sales of our products to relatively few customers will continue to account for a significant portion of our revenue.  If these customers cancel or delay their purchase orders, our revenue may decline.  We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at the levels of previous periods or that we will be able to obtain orders from new customers.  Although our financial performance depends on large orders from key customers and resellers, we do not have binding commitments from any of them.

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

We Have Limited Marketing and Sales Capability.

In order to increase our revenues, we are in the process of further implementing marketing and sales force with technical expertise and marketing capability.  There can be no assurance that we will be able to:

•	Establish and develop such a sales force;

•	Gain market acceptance for our products;

•	Obtain and retain qualified sales personnel on acceptable terms; and

•	Meet our proposed marketing schedules or plans.

To the extent that we arrange with third parties to market our products, the success of such marketing will depend on the efforts of these third parties.

Item 1B.	Unresolved Staff Comments.

There are no unresolved comments received by the company from Commission Staff.

Item 2.	Description of Property.

Our business is conducted from leased premises located at 42 Mercantile Way Malaga Western Australia.

This lease is due for renegotiation prior to the end of June 2010.  The lessor has indicated that a renewal will be granted on favorable terms.

In addition, the Company holds the right to use an area of 20 hectares of land in Mongolia, defined by reference to cadastral maps, for a period expiring on June 3, 2023.

Item 3.	Legal Proceedings.

There are no material legal proceedings pending or, to our best knowledge, threatened against us.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on August 31, 2009 at which the following resolutions were put and carried unanimously:

To appoint Mr Gene Kostecki and Mr Alan Winduss as directors of the Company for the ensuing year.

To confirm continuing appointment of UHY Haines Norton as the Company’s auditors for the ensuing year.

PART II

Item 5.	Market for Common Equity and Related Stockholders Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Over the Counter Bulletin Board. The following table sets forth the range of high and low bid quotations for our common stock for each calendar quarter within the last two years.

	Bid Price Per Share

Year ended September 30, 2009	High	Low

October 1 – December 31, 2008	$1.36	$0.35

January 1 – March 31, 2009	$0.52	$0.26

April 1 – June 30, 2009	$0.48	$0.23

July 1 – September 30, 2009	$2.85	$0.32

Year ended September 30, 2008	High	Low

October 1 – December 31, 2007	$0.72	$0.49

January 1 – March 31, 2008	$1.97	$1.22

April 1 – June 30, 2008	$2.50	$1.25

July 1 – September 30, 2008	$2.76	$1.35

The above prices were obtained from Nasdaq, Inc.  The quotations represent inter-dealer quotations, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

As of December 3, 2009, there were approximately 130 holders of record of our common stock.

Our Board of Directors may from time to time declare, and we may pay, dividends on our outstanding shares in the manner and upon the terms and conditions provided by law.  To date, we have not declared or paid any dividend.

Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	None	None	2,000,000
Equity compensation plans not approved by security holders	—	—	—
Total	None	None	2,000,000

(1) Includes our 2000 Stock Option Plan.

Item 6.	Selected Financial Data

Not applicable

Item 7.	Management's Discussion and Analysis or Plan of Operation

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

Plan of Operation

   We intend to achieve market penetration through a multi-step process.  In Australia, we intend to combine targeted marketing with advertising in trade journals and magazines.  At the international level, we intend to establish market presence by visiting international trade shows, presenting technical papers at industry conferences, and appointing distributors who will be trained to introduce and promote Arcoplate products as a solution for wear-related problems.  Where appropriate, we will commence our own operations or enter into joint ventures with suitable parties in order to achieve market presence in certain geographical locations.  We are presently looking at the feasibility of manufacturing Arcoplate in certain overseas locations.

Results of Operations

Sales

Alloy Steel had sales of $8,819,217 for the year ended September 30, 2009, compared to sales of $13,511,458 for the year ended September 30, 2008.  These sales consist solely of the sale of our Arcoplate product.  Substantially all of our sales during the periods were denominated in US dollars.  Sales denominated in Australian dollars were converted into U.S. dollars at the conversion rate of $0.73309 and $0.90762, representing the average foreign exchange rate for the years ended September 30, 2009 and 2008 respectively.  The decrease in sales is a direct effect of the global financial recession, whereby mining companies dramatically reduced operational expenditure on refurbishment and expansion.  We have in the last quarter of this fiscal year seen a turnaround in the market and consequently an increase in orders both in Australia and internationally.

Cost of Sales

Alloy Steel had cost of sales of $5,747,172 for the year ended September 30, 2009, compared to cost of sales of $6,541,427 for the year ended September 30, 2008.  The gross profit amounted to $3,072,045 compared to $6,970,031 for the year ended September 30, 2008.  The gross profit percentage decreased to 34.8% in 2009 from 51.6% in 2008 due to the adoption of more favorable pricing policies for larger orders and tenders during the year, this was caused by all the companies in the industry chasing limited orders and purchasers shopping on price not necessarily quality.  The gross profit and subsequent operating profit has been affected by the expensing as required under US GAAP of the materials consumed in the testing and tuning of the new mill.  This would amount approximately to $900,000.

In the last quarter of the year, we saw the beginnings of an upturn in the market place and as previously announced, secured a Strategic Supply Agreement with BHP Billiton.

Selling, General and Administrative Expenses

Alloy Steel had selling, general and administrative expenses of $3,056,352 for the year ended September 30, 2009, compared to $3,359,311 in the year ended September 30, 2008. The decrease was primarily due to the reduced marketing and promotional activity of the company during the year ending September 30, 2009 in line with current economic conditions.

Income (Loss) Before Income Tax Expense (Benefit)

Our income before tax expense was $60,652 for the year ended September 30, 2009, compared to $3,734,710 for the year ended September 30, 2008.  The gross profit and subsequent operating profit has been affected by the reduction in sales experienced as a result of the global financial crisis, a reduction in margins on sales of product in order to win contracts for supply of our product in preference to competitors, and the expensing as required under US GAAP of the materials consumed in the testing and tuning of the new mill.

Income Tax Expense (Benefit)

Alloy Steel had income tax expense of $138,509 for the year ended September 30, 2009 compared to $1,164,368 for the year ended September 30, 2008.  The current year’s income tax expense relates to taxes payable in Australia.

Net Income (Loss)

We had a net loss of ($72,255) or ($0.004) per share, for the year ended September 30, 2009, compared to $2,572,479 or $0.15 per share for the year ended September 30, 2008.

Liquidity

For the year ended September 30, 2009, net cash provided by operating activities was $195,074.  The net income may be reconciled to this amount by an adjustment for depreciation and amortization of $187,877, income received in forms other than cash of $5,129, non-controlling shareholders interests in subsidiary loss of $5,602 and an increase in cash and cash equivalents attributable to changes in operating assets and liabilities of $90,183, which consisted primarily of an increase in accounts payable and other current liabilities of $1,918,607 and an increase in tax receivable of $833,490, which was offset by decreases in inventory of $147,633 and in accounts receivable and other current assets of $1,142,567.

 Future cash flows from sales are anticipated to be sufficient to sustain the Company’s operations.  The Company is also reviewing available options to raise capital in alternative markets, although it currently has no commitments to do so.

As of September 30, 2009, we had a working capital surplus of $2,478,451.

The Company is obligated under various contractual commitments over the next five years.  The following is a summary of the five-year commitments of the Company as of September 30, 2009:

		Less Than		After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Contractual Obligations
Long term debt	239,711	93,868	145,843	-	-
Operating leases	187,132	187,132	-	-

Total contractual obligations	$426,843	$281,000	$145,843	-	-

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

FASB Codification Discussion

We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.” The FASB sets generally accepted accounting principles (GAAP) that we follow to ensure we consistently report our financial condition, results of operations, and cash flows. Over the years, the FASB and other designated GAAP-setting bodies, have issued standards in the form of FASB Statements, Interpretations, FASB Staff Positions, EITF consensuses, AICPA Statements of Position, etc.

The FASB recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009, of the FASB Accounting Standards Codification ™, sometimes referred to as the Codification or ASC. To the Company, this means instead of following the rules, for example, in Statement 109 “Accounting for Income Taxes”, we will follow the guidance in Topic 740, Income Taxes. The Codification does not change how the Company accounts for its transactions or the nature of related disclosures made. However, when referring to guidance issued by the FASB, the Company refers to topics in the ASC rather than Statement 109, etc. The above change was made effective by the FASB for periods ending on or after September 15, 2009. We have updated references to GAAP in this Annual Report on Form 10-K to reflect the guidance in the Codification.

Allowance for Doubtful Accounts

We do not believe there is a need for a provision for doubtful accounts as of September 30, 2009.  The directors have reached this conclusion notwithstanding the current economic climate by having regard to the company’s credit criteria and quality of clients.

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

New Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance for revenue recognition for multiple-deliverable arrangements. This authoritative guidance impacts the determination of when the individual deliverables included in a multiple-deliverable arrangement may be treated as separate units of accounting. Additionally, this guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The new guidance is effective for transactions entered into or modified in fiscal years beginning after June 15, 2010, which for the Company will be the first quarter of fiscal 2011. The Company is currently evaluating the potential impact of this authoritative guidance on the Company’s financial position and results of operations.

In June 2009, the FASB issued authoritative guidance on variable interest entities, which becomes effective the first annual reporting period beginning after November 15, 2009 and will be effective for the Company in fiscal 2011. This authoritative guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The Company is currently evaluating the potential impact of this authoritative guidance on the Company’s financial position and results of operations.

In April 2009 and December 2007, the FASB issued authoritative guidance on accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for assets acquired and liabilities that arise from acquired contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. This authoritative guidance will be effective for the Company in fiscal 2010, with early adoption prohibited. The Company expects that this authoritative guidance will have an impact on its consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions it consummates after the effective date.

In December 2007, the FASB issued authoritative guidance on noncontrolling interests, which changes the accounting for noncontrolling (minority) interests in consolidated financial statements, including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, this authoritative guidance revises the accounting for both increases and decreases in a parent’s controlling ownership interest. This authoritative guidance will be effective for the Company in fiscal 2010, with early adoption prohibited. The Company is evaluating the potential impact of the implementation of this authoritative guidance on its financial position or results of operations.

In September 2006, the FASB issued authoritative guidance for fair value measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued authoritative guidance on the effective date of fair value measurements, which delays the effective date for the Company for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the Company’s first quarter of fiscal 2010. The measurement and disclosure requirements related to financial assets and financial liabilities were effective for the Company in fiscal 2009.

Item 7B.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements.

Our audited consolidated financial statements for the year ended September 30, 2009 appear following Item 14 of this report and are incorporated herein by reference.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).        Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Management is responsible for establishing and maintaining adequate internal control over the financial reporting function of the company.

Based on their evaluation of our disclosure controls and procedures (as defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), our principal executive officer and principal financial officer have concluded  that as of the end of the period covered by this Annual Report on Form 10-K such disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Our present directors and executive officers are as follows:

Name	Age	Position

Gene Kostecki	64	President, Chief Executive Officer and a Director

Alan C. Winduss	68	Chief Financial Officer, Secretary and a Director

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

Alan C. Winduss has served as a director and as our Chief Financial Officer and Secretary since June 2000.  From July 1979 to the present, Mr. Winduss has served as director of Winduss & Associates Pty Ltd, an accounting firm in Western Australia, which specializes in commercial accounting, corporate finance and management.  He devotes approximately 80% of his time to his duties as one of our executive officers.

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

Each officer is elected by, and serves at the discretion of, our board of directors.  There are no family relationships among any of our directors or officers or key employees with the exception of our General Manager (Production), Mr. Steven Kostecki, who is the son of Mr. Gene Kostecki (CEO).

Control by Officers and Directors

Our directors and executive officers own approximately 70% of the outstanding shares of our common stock.  Accordingly, these stockholders possess substantial control over our operations.  This control may allow them to amend corporate filings, elect all of our board of directors, and substantially control all matters requiring approval by our stockholders, including approval of significant corporate transactions.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission (the “Commission”) initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  Officers, directors, and persons who beneficially own more than ten percent of a registered class of our equity securities are required by the regulations of the Commission to furnish us with copies of all Section 16(a) forms they file.  To our knowledge, based solely on review of the copies of such reports furnished to us, during the fiscal year ended September 30, 2009, our officers, directors, and greater than ten percent beneficial owners complied with all Sections 16(a) filing requirements applicable to them.

Item 11.	Executive Compensation.

The following table sets forth the annual cash compensation for services rendered by our Chief Executive Officer for the fiscal year ended September 30, 2009. No other executive officer earned or secured more than $100,000 in salary and bonus for services rendered during the fiscal year ended September 30, 2008:

SUMMARY COMPENSATION TABLE
		Annual Compensation
Name and Position	Year	Salary	Bonus	Long-Term Compensation	All Other Compensation

Gene Kostecki	2009	$91,636	$0	—	—
President and Chief	2008	$113,453	$0	—	—
Executive Officer	2007	$121,301	$0	—	—

Stock Option Plan

In May 2000, we adopted the 2000 Stock Option Plan.  The purpose of the plan is to enable us to attract, retain and motivate key employees, directors, and consultants, by providing them with stock options.  Options granted under the plan may be either incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options.  We have reserved 2,000,000 shares of common stock for issuance under the plan.  As of December 3 2009, no options had been granted pursuant to the plan.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of December 3 2009, the number and percentage of outstanding shares of common stock beneficially owned by:

•	each person who we know beneficially owns more than 5% of the outstanding shares of our common stock;

•	each of our executive officers and directors; and

•	all of our officers and directors as a group.

Except as otherwise noted, the persons named in this table, based upon information provided by these persons, have sole voting and investment power with respect to all shares of common stock owned by them.  The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options or warrants held by such person that are exercisable within 60 days of December 3, 2009, but excludes shares of common stock underlying options or warrants held by any other person.  Unless otherwise indicated, the address of each beneficial owner is c/o Alloy Steel, 42 Mercantile Way Malaga, P.O. Box 3087 Malaga D C 6945, Western Australia.

Name of Beneficial Owner	Number of Shares	Percentage of Common Stock Beneficially Owned

Gene Kostecki	10,313,300	59.4%

Alan C. Winduss	1,893,250	10.9%

All officers and directors as a group (two persons)	12,206,550	70.4%

Details of our Equity Compensation Plans are outlined in Item 5 of this Form.  No Equity Instruments have been issued under the plans.

Item 13.	Certain Relationships and Related Transactions.

Messrs. Gene Kostecki and Alan Winduss are both directors of Alloy Steel International, Inc. and its subsidiary, Alloy Steel Australia (Int) Pty Ltd.

Mr. Alan Winduss is a director of a public accounting firm Winduss & Associates Pty Ltd, which provides accounting and secretarial services to Alloy Steel’s subsidiary, Alloy Steel Australia (Int.) Pty Ltd.  These services are provided at normal commercial rates and conditions.

Alloy Steel Australia (Int.) Pty Ltd paid rent of $177,019, for commercial premises it occupied during the year, to Raglan Securities Pty Ltd, a company controlled by Mr. Gene Kostecki.  The rent is at commercial rates.

The license granted to use the Alloy process provides for royalty payments to Kenside Investments, Ltd, in an amount equal to 2% of our net sales of Arcoplate products.  Our Chief Executive Officer, director and principal shareholder, Mr. Gene Kostecki controls Kenside Investments, Ltd.

Item 14.	Principal Accountant Fees and Services.

The Board of Directors reviewed all services performed for the company by UHY Haines Norton, our independent registered public accounting firm, for the fiscal years ended September 30, 2009 and 2008, within and outside the scope of their quarterly and annual auditing function.

	2009	2008

Audit Fees	52,793	51,744
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

The fees labeled Audit-Related Fees above principally involved the auditing of the annual financial statements of the company and the economic entity and review of the audit of the overseas operating entity, together with the review of quarterly financial statements as lodged with regulatory authorities.

PART IV

Item 15.	Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation*
3.2	By-laws*
4.1	Specimen Certificate*
10.1	2000 Stock Option Plan*
10.2	License Agreement, dated May 4, 2000, between Alloy Steel and Kenside Investments, Ltd.*
10.3	Employment Agreement, dated October 2, 2000, between Alloy Steel and Gene Kostecki*
10.4	Employment Agreement, dated October 2, 2000, between Alloy Steel and Alan Winduss*
10.5	Consulting Agreement, dated October 2, 2000, between Alloy Steel and Berryhill Investments, Ltd.*
10.6	Consulting Agreement, dated October 2, 2000, between Alloy Steel and Chartreuse Nominees Pty. Ltd.*
10.7	Amended and Restated Consulting Agreement, dated October 2, 2000, between Alloy Steel and Persia Consulting Group, Inc.*
10.8	Consulting Agreement, dated October 2, 2000, between Alloy Steel and Ragstar Investments, Ltd.*
10.9	Consulting Agreement, dated October 2, 2000, between Alloy Steel and Alan Winduss Pty. Ltd.*
10.10	Consulting Agreement, dated October 2, 2000, between Alloy Steel and Ames Nominees Pty. Ltd.*
10.11	Lease Agreement, dated July 1, 2000, between Alloy Steel and Raglan Securities Pty. Ltd.*
10.12	Asset Purchase Agreement, dated October 2, 2000 between Alloy Steel and Collier Unit Trust*
10.13	Equipment Purchase Agreement, dated October 2, 2000, between Alloy Steel and Collier Unit Trust*
10.14	Asset Purchase Agreement, dated October 2, 2000, by and among Alloy Steel and Gene Kostecki and Alan Winduss*
10.15	Amendment dated July 1, 2004, to Employment Agreement between Alloy Steel and Gene Kostecki*
10.16	Amendment dated July 1, 2004, to Employment Agreement between Alloy Steel and Alan Winduss*
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)**
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)**
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

*	Previously filed. See Exhibit Index.
**	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 23, 2009	ALLOY STEEL INTERNATIONAL, INC.
(Registrant)

	By:	/s/ Gene Kostecki
Gene Kostecki
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gene Kosetcki	Director and
Gene Kostecki	President and Chief Executive Officer (Principal Executive Officer)	December 23, 2009

/s/ Alan Winduss	Director and
Alan C. Winduss	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	December 23, 2009

Alloy Steel International, Inc.

Annual Report on Form 10-K for the
Year Ended September 30, 2009

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

SEPTEMBER 30, 2009 and 2008

ALLOY STEEL INTERNATIONAL, INC. AND CONTROLLED ENTITIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(ITEM 7)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Alloy Steel International Inc

We have audited the accompanying consolidated balance sheets of Alloy Steel International Inc and Controlled Entities (the “Company) as of September 30 2009 and 2008, and the related consolidated statements of operations, stockholders equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alloy Steel International Inc and Controlled Entities as of September 30 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY Haines Norton
Chartered Accountants

Perth, Australia
December 23, 2009

ALLOY STEEL INTERNATIONAL, INC. AND CONTROLLED ENTITIES

CONSOLIDATED BALANCE SHEETS
September 30, 2009 and 2008

	Sep-09	Sep-08
ASSETS

Current assets
Cash and cash equivalents	$424,090	$664,054
Accounts receivable	3,104,393	2,290,147
Inventories	2,247,759	2,365,049
Prepaid expenses and other current assets	82,948	70,161
Total current assets	5,859,190	5,389,411

Property and equipment, net	3,350,600	2,976,290

Other assets
Investments	222,702	173,422
Other assets	17,863	17,863
Total other assets	240,565	191,285

	$9,450,355	$8,556,986

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable, current portion	$93,868	$75,739
Accrued officers' salaries	11,745	14,998
Royalties payable, related party	936,829	763,176
Current tax payable	-	1,100,129
Accounts payable and other current liabilities	2,338,297	1,026,329
Total current liabilities	3,380,739	2,980,371

Long-term liabilities
Notes payable, less current portion	145,843	225,728
Notes payable, officers, less current portion	255	-
Employee entitlement provisions	11,916	9,402
Deferred tax liabilities	212,338	19,342
Total long-term liabilities	370,352	254,472

Commitments and contingencies

Stockholders' equity
Preferred stock, $.01 par value, authorized 3,000,000 shares; issued and outstanding - none	-	-
Common stock, $.01 par value, authorized 50,000,000 shares; issued and outstanding 17,350,000 shares	173,500	173,500
Capital in excess of par value	1,767,512	1,769,382
Accumulated income	2,830,721	2,902,976
Accumulated other comprehensive income	931,743	474,419
Non Controlling Interest	(4,212)	1,866
Total stockholders' equity	5,699,264	5,322,143

	$9,450,355	$8,556,986

See accompanying notes to consolidated financial statements.

ALLOY STEEL INTERNATIONAL, INC. AND CONTROLLED ENTITIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended September 30, 2009 and 2008

	Sep-09	Sep-08

Sales	$8,819,217	$13,511,458

Cost of sales	5,747,172	6,541,427

Gross profit	3,072,045	6,970,031

Selling, general and administrative expenses	3,056,352	3,359,311

Profit (Loss) from operations	15,693	3,610,720

Other income (expense)
Interest income	26,306	64,424
Interest expense	(39,363)	(20,938)
Dividend income	6,785	6,387
Insurance recovery	27,096	56,119
Sundry Income	24,135	30,154
Writedown for fair value adjustment	-	(12,195)
Profit on disposal of property and equipment	-	39
Total other income	44,959	123,990

Income (loss) before income tax (expense) benefit	60,652	3,734,710

Income tax (expense) benefit	(138,509)	(1,164,368)

Net income (loss)	(77,857)	2,570,342

Net (income) loss attributable to non controlling interests	5,602	2,137

Net income (loss) attributable to stockholders	$(72,255)	$2,572,479

Basic and diluted income (loss) per common share	$(0.004)	$0.15

Weighted average number of common shares used in computing basic and diluted income (loss)per common share	17,350,000	17,350,000

See accompanying notes to consolidated financial statements.

ALLOY STEEL INTERNATIONAL, INC. AND CONTROLLED ENTITIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended September 30, 2009 and 2008

			Capital in			Accumulated Other	Non	Total
	Common Stock		excess of	Accumulated	Comprehensive	Comprehensive	controlling	Stockholders'
	Shares	Amount	par value	Income	Income	Income	Interests	Equity

Balances, September 30, 2007	17,350,000	$173,500	1,769,382	330,497		1,086,631	$	$3,360,010

Net Loss				2,572,479	$2,572,479			2,572,479

Other comprehensive income,
Foreign currency translation adjustment					(547,645)	(547,645)		(547,645)
Fair value adjustment for available for sale assets					(64,567)	(64,567)		(64,567)

Total comprehensive income - Year ended September 30, 2007					$1,960,267

Non controlling interest in subsidiary
Issued capital in subsidiary							4,000
Accumulated income (loss)							(2,137)
Accumulated comprehensive income							3	1,866

Balances, September 30, 2008	17,350,000	173,500	1,769,382	2,902,976		474,419	1,866	5,322,143

Net Income				(72,255)	$(72,255)			(72,255)

Other comprehensive income,
Foreign currency translation adjustment					430,254	430,254		430,254
Fair value adjustment for available for sale assets					27,070	27,070		27,070

Total comprehensive income - Year ended September 30, 2009					$385,069

Non controlling interest in subsidiary
Accumulated income (loss)							(5,602)
Current year other comprehensive loss							(476)	(6,078)
Reduction in capital on incorporation of Subsidiaries			(1,870)					(1,870)

Balances, September 30, 2009	17,350,000	$173,500	$1,767,512	$2,830,721		$931,743	$(4,212)	$5,699,264

See accompanying notes to consolidated financial statements.

ALLOY STEEL INTERNATIONAL, INC. AND CONTROLLED ENTITIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended September 30, 2009 and 2008

	Sep-09	Sep-08

Cash flows from operating activities
Net income (loss)	$(72,255)	$2,572,479
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	187,877	198,080
Write down of intangible assets and other assets	-	12,195
Profit on disposal of property and equipment	-	(39)
Dividends reinvested directly to investments	(5,129)	(3,066)
Loss attributable to non controlling interests	(5,602)	(2,137)
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
Accounts receivable	(1,144,751)	14,844
Inventories	147,633	(1,878,924)
Income taxes receivable	(833,490)	-
Prepaid expenses and other current assets	2,184	66,266
Accrued officer's salaries	(3,253)	(315,080)
Accounts payable and other current liabilities	1,921,860	129,793
Income taxes payable	-	633,276

Net cash provided by operating activities	195,074	1,427,687

Cash flows from investing activities
Purchase of property and equipment	(345,400)	(644,903)
Acquisition of interest in subsidiary	-	(17,863)
Purchase of investments	-	(253,197)

Net cash used in investing activities	(345,400)	(915,963)

Cash flows from financing activities
Repayment on notes and loans payable	(67,586)	(296,305)
Proceeds from capital issued to non controlling interests	-	4,000

Net cash used in financing activities	(67,586)	(292,305)

Effect of foreign exchange rate changes on cash and cash equivalents	(22,052)	(39,660)

Net increase (decrease) in cash and cash equivalents	(239,964)	179,759

Cash and cash equivalents, beginning of year	664,054	484,295

Cash and cash equivalents, end of year	$424,090	$664,054

Supplemental disclosures of cash flow information,
cash paid during the years for:

Income taxes	$971,999	$531,093

Interest	$39,568	$(22,849)

Supplemental disclosures of non-cash investing and financing activities,
Equipment acquired under notes payable	$-	$142,369

See accompanying notes to consolidated financial statements.

ALLOY STEEL INTERNATIONAL, INC. AND CONTROLLED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of operations

Alloy Steel International, Inc. (ASII), its wholly-owned subsidiary, Alloy Steel Australia (Int.) Pty Limited (ASAI), wholly owned subsidiary Alloy Steel North America LLC (ASNA) and majority owned subsidiary Alloy Steel Mongolia LLC (ASM) (collectively the "Company") manufacture and distribute Arcoplate, a wear-resistant fused-alloy steel plate, to customers throughout the world.

2.	Summary of significant accounting policies

Basis of Presentation

The Company adheres to accounting standards set by the Financial Accounting Standards Board (FASB).  FASB sets generally accepted accounting principles (GAAP) in the United States of America that we follow to ensure we consistently report our financial condition, results of operations and cash flows.  References to GAAP issued by FASB in these notes are to FASB Accounting Standards Codification TM, sometimes referred to as the Codification or ASC.  FASB finalized the Codification effective for periods ending on or after September 15, 2009.  Prior FASB standards are no longer being issued by the FASB.  For further discussion of the Codification see “FASB Codification Discussion” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (commonly referred to as MD&A) as contained in the Company’s 10K as filed with these financial statements.

The Company's consolidated financial statements are denominated in United States dollars.

Principles of Consolidation

The consolidated financial statements include the accounts of ASII, ASAI, ASNA and ASM.  All material intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenues when products are shipped and title passes to customers.  Provisions are established, as appropriate, for returns and allowances and warranties in connection with sales.

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates its receivables and establishes an allowance for doubtful accounts, based on the history of past write-offs and collections and current credit conditions.  The Company has reviewed its outstanding accounts and, given the company’s credit criteria and quality of clients, notwithstanding the current economic climate, has assessed that there is no need to raise an allowance for doubtful debts.  Accounts are written off as uncollectible once the Company has exhausted its collection efforts.

Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities which qualify as financial instruments under Topic 825, “Financial Instruments,” approximates the carrying amounts presented in the accompanying consolidated balance sheet.

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

Advertising

Advertising costs are charged to operations as incurred and were approximately $12,000 and $14,000 for the years ended September 30, 2009 and 2008, respectively.

Income Taxes

The Company uses an asset and liability approach to financial reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Reserves are recorded based on a determination of whether and how much of a tax benefit taken in its tax filings or positions is more likely than not to be realized, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. The Company has made a comprehensive review of its uncertain tax positions.  The Company believes appropriate provisions for outstanding issues have been made.

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

New Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance for revenue recognition for multiple-deliverable arrangements. This authoritative guidance impacts the determination of when the individual deliverables included in a multiple-deliverable arrangement may be treated as separate units of accounting. Additionally, this guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The new guidance is effective for transactions entered into or modified in fiscal years beginning after June 15, 2010, which for the Company will be the first quarter of fiscal 2011. The Company is currently evaluating the potential impact of this authoritative guidance on the Company’s financial position and results of operations.

In June 2009, the FASB issued authoritative guidance on variable interest entities, which becomes effective the first annual reporting period beginning after November 15, 2009 and will be effective for the Company in fiscal 2011. This authoritative guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The Company is currently evaluating the potential impact of this authoritative guidance on the Company’s financial position and results of operations.

In April 2009 and December 2007, the FASB issued authoritative guidance on accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for assets acquired and liabilities that arise from acquired contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. This authoritative guidance will be effective for the Company in fiscal 2010, with early adoption prohibited. The Company expects that this authoritative guidance will have an impact on its consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions it consummates after the effective date.

ALLOY STEEL INTERNATIONAL, INC. AND CONTROLLED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

In December 2007, the FASB issued authoritative guidance on noncontrolling interests, which changes the accounting for noncontrolling (minority) interests in consolidated financial statements, including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, this authoritative guidance revises the accounting for both increases and decreases in a parent’s controlling ownership interest. This authoritative guidance will be effective for the Company in fiscal 2010, with early adoption prohibited. The Company is evaluating the potential impact of the implementation of this authoritative guidance on its financial position or results of operations.

In September 2006, the FASB issued authoritative guidance for fair value measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued authoritative guidance on the effective date of fair value measurements, which delays the effective date for the Company for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the Companys first quarter of fiscal 2010. The measurement and disclosure requirements related to financial assets and financial liabilities were effective for the Company in fiscal 2009.

Foreign Currency Translation

Assets and liabilities of the Company’s wholly-owned subsidiary are translated into U.S. dollars at year-end exchange rates, revenues and expenses and cash flows are translated at average rates prevailing during the year.  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income.

Where the Company’s wholly-owned subsidiaries undertake transactions in currencies other than their functional currency, the resulting gain or loss is recorded as income or expenditure as appropriate at the time the transaction is settled.  Unsettled accounts at year end are revalued at the spot exchange rate as at that date and unrealized gains or losses are recorded in the Company’s statement of operations.

3.	Inventories

Inventories consist of the following at September 30, 2009 and 2008:

	2009	2008
Raw materials	$642,461	$1,564,030
Work in progress	124,343	35,573
Finished goods	1,480,955	765,446
	$2,247,759	$2,365,049

ALLOY STEEL INTERNATIONAL, INC. AND CONTROLLED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following at September 30, 2009 and 2008:

	2009	2008
Prepaid expenses	$68,256	$63,992
Deposit paid to suppliers	14,692	2,660
Goods and services tax receivable	-	3,509
	$82,948	$70,161

5.	Property and equipment

Property and equipment consists of the following at September 30, 2009 and 2008:

	2009	2008
Leasehold Land	$23,123	$23,123
Less accumulated amortization	3,894	2,352
	$19,229	20,771

Plant and equipment	$4,212,274	$3,586,645
Furniture and fixtures	43,235	40,603
Vehicles	278,287	261,772
Leasehold Improvements	33,466	31,480
Office and computer equipment	168,203	147,085
	4,735,465	4,067,585
Less accumulated depreciation	1,404,094	1,112,066
	$3,331,371	$2,955,519
	$3,350,600	$2,976,290

Depreciation and amortization expense for the years ended September 30, 2009 and 2008 was approximately $199,000 and $170,000, respectively. At September 30, 2009 and 2008, property and equipment included approximately $458,000 and $430,000 and accumulated depreciation included approximately $173,000 and $100,000 related to assets acquired under notes payable respectively.

6.	Investments

The company holds investments in marketable securities as of September 30, 2009 and 2008 as follows:

	2009	2008
Non-current assets	$222,702	$173,422

Effective October 1, 2008, the Company determines the fair value of assets and liabilities using a fair value hierarchy with the highest priority being quoted prices in active markets. Hierarchical levels, which are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

Level 1 — Inputs were unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

ALLOY STEEL INTERNATIONAL, INC. AND CONTROLLED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Investments (continued)

Level 2 — Inputs (other than quoted prices included in Level 1) were either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3 — Inputs reflected management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration was given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Determining which hierarchical level an asset or liability falls within requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of September 30, 2009:

	Fair Value Measurements

	Level 1	Level 2	Level 3	Total

Marketable Securities Long term	$222,702	-	-	$222,702

The Company has corrected an error in the reporting of fair value adjustments in relation to its investment in marketable securities.  The Company incorrectly applied the fair value adjustment of the investment held as “available for sale” through the Statement of Operations whilst such adjustments are required to be a component of comprehensive income shown on the Statement of Stockholders Equity.  As the Company first held investments during the fiscal year ended September 30, 2008, the financial statements for the year then ended, together with quarterly unaudited statements reported during the current fiscal year are the only reports to contain the misstatement.

The impact on net income for the fiscal year ended September 30, 2008 is to increase the net income before taxes by $64,567 from $3,670,143 to $3,734,710.  Net income attributable to stockholders for the year is increased by the same amount from $2,507,912 to $2,572,479.  Basic and Diluted income per share increased by $0.01 from $0.14 to $0.15.

Accumulated income as stated on the Company’s Balance Sheet as at September 30, 2008, increased by $64,567 from $2,838,409 to $2,902,976, and accumulated other comprehensive income as at that date decreased by $64,567 from $538,986 to $474,419.

The Company’s Statement of Cash Flows is adjusted through the revised net income attributable to stockholders being adjusted to $2,572,479 from $2,507,912, with a corresponding adjustment to write down of intangible assets and other assets decreasing from $76,762 to $12,195.

ALLOY STEEL INTERNATIONAL, INC. AND CONTROLLED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Notes Payable

Notes payable at September 30, 2009 and 2008 consists of the following:

	2009	2008
Note payable (a)	$9,248	$12,377
Note payable (b)	93,924	130,472
Note payable (c)	9,095	15,306
Note payable (d)	35,358	42,672
Note payable (e)	92,086	100,640
	239,711	301,467
Less current portion	93,868	75,739
	$145,843	$225,728

(a)
The note is payable in monthly installments of $375 including interest at a rate of 7.61% per annum, with a final payment in March 2010. The note is collateralized by the underlying equipment and is guaranteed by the officers of the Company.

(b)
The note is payable in monthly installments of $4,420 including interest at a rate of 7.25% per annum, with a final balloon payment in November 2010. The note is collateralized by the underlying equipment and is guaranteed by the officers of the Company.

(c)
The note is payable in monthly installments of $681 including interest at a rate of 7.61% per annum, with a final balloon payment in February 2010.  The note is collateralized by the underlying equipment and is guaranteed by the officers of the Company.

(d)
The note is payable in monthly installments of $962 including interest at a rate of 9.22% per annum, with a final payment in March 2012.  The note is collateralized by the underlying equipment and is guaranteed by the officers of the company.

(e)
The note is payable in monthly installments of $2,226 including interest at a rate of 9.65% per annum, with a final payment in June 2012.  The note is collateralized by the underlying equipment and is guaranteed by the officers of the company.

As of September 30, 2009, aggregate annual principal payments for each of the following years are as follows:

Year ending September 30,
2010	93,868
2011	75,900
2012	69,943
$239,711

ALLOY STEEL INTERNATIONAL, INC. AND CONTROLLED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Income taxes

Income (loss) before income tax expense (benefit) for the years ended September 30, 2009 and 2008 were derived in the following jurisdictions:

	2009	2008
Australia	$412,267	$3,929,921
Mongolia	(8,404)	(5,343)
United States	(337,609)	(189,868)

	$60,652	$3,734,710

The components of income tax expense (benefit) are as follows for the years ended September 30, 2009 and 2008:

	2009	2008
Current
Foreign	$(14,692)	$1,100,129

Deferred
Foreign	153,201	64,239

	$138,509	$1,164,368

As of September 30, 2009, the Company had US net operating loss carry forwards of approximately $2,098,000 expiring through 2025.

The components of the deferred tax assets and liabilities consist of the following at September 30, 2009 and 2008:

	2009	2008
Deferred tax assets
Net operating loss carryforwards	$794,496	$676,333
Other	176,781	92,894
	911,127	769,227
Less valuation allowance	(794,496)	(676,333)
	176,781	92,894
Deferred tax liabilities
Other	(389,119)	(112,236)

Deferred tax assets (liabilities), net	$(212,338)	$(19,342)

The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred income tax asset will not be realized.  The change in the valuation allowance amounted to approximately $118,000 and $66,000 for the years ended September 30, 2009 and 2008, respectively.  The ultimate realization of this deferred income tax asset depends on the Company's ability to generate sufficient taxable income in future years

The Company also has certain foreign tax credits available for future use.

ALLOY STEEL INTERNATIONAL, INC. AND CONTROLLED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Income taxes (continued)

The effective tax rate in 2009 and 2008 differs from the U.S. federal statutory rate as follows:

	2009	2008

U.S. federal statutory rate	35%	35%
Change in valuation allowance	195%	2%
Benefit of lower foreign effective tax rate/Other	(1%)	(5%)
Effective tax rate	228%	32%

The Company has considered its income tax positions, including any positions that may be considered uncertain by the relevant tax authorities in the jurisdictions in which the Company operates.  As of September 30, 2009 and 2008, the Company had no uncertain tax positions and no unrecognized tax benefits.  The Company has paid interest of $19,865 and nil during the years ended September 30, 2009 and 2008 respectively in relation to an arrangement negotiated by one of its subsidiaries to pay its income tax liability in deferred installments.  The Company has not incurred any penalties relating to income taxes recognized in the consolidated financial statements as of and for the years ended September 30, 2009 and 2008.  The following table summarizes tax years that remain subject to examination by major tax jurisdictions:

Jurisdiction	Open Years

United States	2004-2009
Australia	2006-2009

9.	Stock options

During 2000, the Company's Board of Directors (the Committee) adopted, and the stockholders approved, the 2000 stock option plan (the Plan) pursuant to which 2,000,000 shares of common stock were reserved for issuance upon the exercise of options granted to key employees, members of the Committee and consultants of the Company.  Options under the Plan may be incentive stock options, nonqualified stock options, or any combination thereof, and the Committee may grant options at an exercise price which is not less than the fair market value on the date such options are granted.  The Plan further provides that the maximum period in which stock options may be exercised will be determined by the Committee, except that they may not be exercisable after ten years from the date of grant or five years from the date of grant for any person owning more than ten percent of the voting power of all classes of the Company's stock.  For the years ending September 30, 2009 and 2008, there were no stock options granted or outstanding stock options.

10.	Commitments and contingencies

Operating Lease

The Company leases its office and manufacturing space from a related party for approximately $250,000 per annum plus certain expenses (as defined in the agreement).  The lease expires on June 30, 2010.

Rent expense for the years ended September 30, 2009 and 2008 was approximately $177,000 and $186,000 respectively.

ALLOY STEEL INTERNATIONAL, INC. AND CONTROLLED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Commitments and contingencies (continued)

Royalty Agreements

The Company has a licensing agreement with a related party of which relates to the sale of all products sold.  Under the terms of the agreement, the Company is required to pay royalties of 2% on the net sales of these products, calculated at the end of each quarter.  The agreement expires in 2025 and has three ten-year renewal options to extend unless written notice of non-renewal is given by either party within 120 days prior to its expiration.  At September 30, 2009 and 2008, approximately $937,000 and $763,000 respectively, was payable under this agreement and is included in accounts payable and other current liabilities.

Royalty expense was approximately $174,000 and $260,000 for the years ended September 30, 2009 and 2008, respectively.

Employment Agreements

The Company has employment agreements with two of its executives, who are principal stockholders, requiring the payment of a minimum annual base compensation of approximately $175,000 and $145,000 adjusted semi-annually for increases approved by the Board of Directors, but not less than the base year amount, plus incentive compensation based on the executives’ performance and the Company's success.  Approximately $75,000 and $125,000 has been expensed under these agreements in each of the years ended September 30, 2009 and 2008 respectively, and is included in selling, general and administrative expenses.

10.	Major customers, suppliers and geographic information

The Company had revenues from two customers for each of the years ended September 30, 2009 and 2008, of approximately $2,493,000 and $4,303,000 respectively.  Accounts receivable due from the respective customers were approximately $1,380,000 and $1,592,000 at September 30, 2009 and 2008.

	2009	2008
Customer A	20.4%	21.6%
Customer B	7.9%	10.2%

For the years ended September 30, 2009 and 2008, the Company purchased approximately 46% and 41% of its inventories from two suppliers, respectively.

For the years ended September 30, 2009 and 2008, revenues were derived from the following:

	2009	2008
Australia	85%	70%
Americas	5%	13%
Other	10%	17%
	100%	100%

Revenue is attributed to each country based on the location of the customer.