Form 10-Q
period 2009-12-31
ALLOY STEEL INTERNATIONAL INC
filed 2010-02-11
CIK 1127454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

61 (8) 9248 3188
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

There were 17,350,000 shares of Common Stock outstanding as of January 31, 2010.

PART I
FINANCIAL INFORMATION
Item 1.	Financial Statements
ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	December 31, 2009	September 30, 2009
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,721,387	$424,090
Accounts receivable, less allowance for doubtful accounts of $nil at December 31, 2009 and September 30, 2009	1,709,404	3,104,393
Inventories	3,048,500	2,247,759
Prepaid expenses and other current assets	98,689	82,948
Total Current Assets	7,577,980	5,859,190

Property and Equipment, net	3,706,479	3,350,600

Other Assets
Investments	234,850	222,702
Other	17,863	17,863
Total Other Assets	252,713	240,565

Total Assets	$11,537,172	$9,450,355

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable, current portion	$136,938	$93,868
Accrued officers’ salaries	3,798	11,745
Royalties payable, related party	1,036,839	936,829
Current tax payable	718,880	-
Accounts payable and other current liabilities	1,848,852	2,338,297
Total Current Liabilities	3,745,307	3,380,739

Long-Term Liabilities
Notes payable, less current portion	302,498	145,843
Notes payable, officers, current portion	225	255
Employee entitlement provisions	13,230	11,916
Deferred Tax Liabilities	12,420	212,338
Total Long-Term Liabilities	328,403	370,352

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock: $0.01 par value; authorized 3,000,000 shares; issued and outstanding – none	-	-
Common Stock: $0.01 par value; authorized 50,000,000 shares; 17,350,000 issued and outstanding	173,500	173,500
Capital in excess of par value	1,767,512	1,767,512
Accumulated other comprehensive income	4,419,790	2,830,721
Accumulated income	1,108,805	931,743
Non controlling interest	(6,145)	(4,212)
Total Stockholders’ Equity	7,463,462	5,699,264

Total Liabilities and Stockholders’ Equity	$11,537,172	$9,450,355

See accompanying notes to condensed consolidated financial statements

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended
	December 31,
	2009	2008
	(unaudited)	(unaudited)

Sales	$5,842,028	$1,845,504

Cost of Sales	2,488,865	1,149,433

Gross Profit	3,353,163	696,701

Operating Expenses
Selling, general and administrative expenses	1,126,539	677,265

Income (Loss) From Operations	2,226,624	18,806

Other Income (Expense)
Interest income	3,721	15,019
Interest expense	(10,266)	(4,949)
Insurance recovery	7,336	6,093
Impairment expense	(3,684)	(11,355)
Other income	13,551	7,735
	10,658	12,543
Income (Loss) Before Income Tax Expense (Benefit)	2,246,097	31,349
Income tax expense (benefit)	740,074	30,977
Net Income (Loss)	1,506,023	372
Net (income) loss attributable to non-controlling interests	1,929	2,578
Net Income (Loss) attributable to Stockholders	$1,507,952	$2,950
Basic Income (Loss) and Diluted Income (Loss) per Common Share	$0.087	$0.000

Weighted Average Common Shares Outstanding	17,350,000	17,350,000

Comprehensive Income (Loss)

Net Income (Loss)	$1,507,952	$2,950
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	139,566	(963,467)
Comprehensive Income (Loss)	$1,647,518	$(960,517)

See accompanying notes to condensed consolidated financial statements

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	December 31,
	2009	2008
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net income (loss)	$1,507,952	$2,950
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	70,157	40,904
Dividends reinvested directly to investments	(3,419)	(1,499)
Reversal of write down of investment assets	(3,684)	11,355
Profit on disposal of fixed assets	(1,447)	-
Loss attributable to non-controlling interests	(1,929)	(2,578)
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
Accounts receivable	1,673,274	526,405
Inventories	(654,276)	(428,238)
Prepaid expenses and other current assets	(29,346)	(6,958)
Accrued officers’ salaries	(7,496)	(3,253)
Accounts payable and other current liabilities	(449,01)	84,852
Income taxes payable	538,127	(166,166)
Net Cash Provided by Operating Activities	2,638,903	57,774

Cash Flows From Investing Activities
Purchase of property and equipment	(352,272)	(81,551)
Investment in joint venture	-	(18,524)
Purchase of listed financial assets	(11)	-
Net Cash Provided by (Used in) Investing Activities	352,283	(100,075)

Cash Flows From Financing Activities
Proceeds from borrowings	-	255
Repayments on notes and loans payable	205,893	(15,060)
Net Cash Used in Financing Activities	205,893	(14,805)

Effect of Foreign Exchange Rate Changes on Cash and Cash Equivalents	(195,216)	(106,961)

Net Increase (Decrease) in Cash and Cash Equivalents	2,297,297	(164,067)

Cash and Cash Equivalents at Beginning of Period	424,090	664,054

Cash and Cash Equivalents at End of Period	$2,721,387	$499,987

Supplemental disclosure of cash flow information, cash paid for interest	$10,266	$4,949

Supplemental disclosure of non cash information, equipment acquired under note payable	$206,915	$-

See accompanying notes to condensed consolidated financial statements

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements

Note 1 – Unaudited Statements

The accompanying condensed consolidated financial statements of Alloy Steel International, Inc. (“us” or “the Company”) as of December 31, 2009 and for the three month periods ended December 31, 2009 and 2008 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operations and cash flows for the interim periods.  These unaudited condensed consolidated financial statements have been prepared by the Company pursuant to instructions to Form 10-Q.  Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited consolidated financial statements included in the registrant’s annual reporting on Form 10-K for the year ended September 30, 2009.  The results of operations for the three month period ended December 31, 2009 are not necessarily indicative of the results that may occur for the year ending September 30, 2010.

Note 2 – New Accounting Pronouncements

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

Note 3 – Inventories

At December 31, 2009 (unaudited) and September 30, 2009, inventories consisted of the following:

	Dec 31, 2009	Sept 30 , 2009
	(unaudited)
Raw materials	$1,150,115	$642,461
Work in progress	181,833	124,343
Finished goods	1,716,552	1,480,955
	$3,048,500	$2,247,759

Item 2.	Management’s Discussion and Analysis

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

Results of Operations

For the Three Months Ended December 31, 2009 Compared with the Three Months Ended December 31, 2008

Sales

Alloy Steel had sales of $5,842,028 for the three months ended December 31, 2009, compared to $1,845,504 for the three months ended December 31, 2008.  These sales consist solely of the sale of our Arcoplate product.  Substantially all of our sales during the periods were denominated in Australian dollars.  Sales were converted into U.S. dollars at the conversion rate of $0.90837 for the three months ended December 31, 2009 and $0.67306 for the three months ended December 31, 2008 representing the average foreign exchange rate for the respective periods.

The increase in sales for the period is representative of a return to normal operations by several of the Company’s customers after the downturn experienced by the world economy during the same period last year.  During the quarter, the demand for our product increased with various mining companies announcing new mining projects were being considered or recommenced where they had been delayed and/or existing mining projects were being brought back to normal production.  The Company has continued to promote its product in the market place as a superior option for maintenance.

Gross Profit and Cost of Sales

Alloy Steel had cost of sales of $2,488,865 for the three months ended December 31, 2009, compared to $1,149,433 for the three months ended December 31, 2008.  The gross profit amounted to $3,353,163 for the three months ended December 31, 2009, compared to $696,701 for the three months ended December 31, 2008.  The gross profit percentage increased from 37.7% to 57.0%.  The increase in gross profit percentage is attributable mainly to increased margins on various orders outside of the discounted sales prices used for securing long term contracts.

Operating Expenses

Alloy Steel had no material operating expenses other than selling, general and administrative expenses for the three months ended December 31, 2009 and 2008.

Alloy Steel had selling, general and administrative expenses of $1,126,539 for the three months ended December 31, 2009, compared to $677,265 for the three months ended December 31, 2008.

The expenditure for the 3 months ended December 31, 2009 increased compared to the three months ended December 31, 2008 due to operations retaining to a normal state as increased orders were received from customers.

Income (Loss) Before Taxes

Alloy Steel’s income before income tax (benefit) was $2,246,097 for the three months ended December 31, 2009, compared to $31,349 for the three months ended December 31, 2008.

Net Income (Loss)

Alloy Steel had a net income of $1,507,952 or $0.087 per share, for the three months ended December 31, 2009, compared to $2,950, or $0.000 per share, for the three months ended December 31, 2008.

Liquidity and Capital Resources

For the three months ended December 31, 2009, net cash provided by operating activities was $2,638,903.  The net income may be reconciled to this amount by an adjustment for depreciation and amortization of $70,157, a reversal of previous write down of assets to fair values of $3,684, income received in forms other than cash of $3,419, a profit on the disposal of fixed assets of $1,447, non-controlling shareholders interests in subsidiary loss of $1,929 and an increase in cash and cash equivalents attributable to changes in operating assets and liabilities of $1,071,273, which consisted primarily of a decrease in accounts receivable of $1,673,274 and increase in tax payable of $538,127, which was offset by an increase in inventories and other current assets of $683,622, and an increase in accounts payable and other current liabilities of $449,010.

At December 31, 2009, the Company had a working capital surplus of $3,832,673.

The Company is actively reviewing options to raise additional capital through debt and/or equity financing.  Although it currently has no commitment to do so, any additional capital raised would be applied to the research of nanotechnology and to an overseas manufacturing expansion.  The Company is also considering a division of share capital of 5 shares for every 1 share currently held to improve liquidity in the market and promoting the trading of shares.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the risks faced by the Company as disclosed on the Form 10K for the year ended September 30, 2009.

Item 4.	Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective.

During the quarter under report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

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

Date: February 11, 2010	ALLOY STEEL INTNERATIONAL, INC.

	By:	/s/ Alan Winduss
Alan Winduss, Chief Financial Officer
(Principal Financial Officer)