Form 10-Q
period 2010-03-31
ALLOY STEEL INTERNATIONAL INC
filed 2010-05-13
CIK 1127454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

There were 17,350,000 shares of Common Stock outstanding as of April 30, 2010.

PART I
FINANCIAL INFORMATION
Item 1.   Financial Statements
ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2010 (unaudited)	September 30, 2009
ASSETS
Current Assets
Cash and cash equivalents	$1,540,967	$424,090
Accounts receivable, less allowance for doubtful accounts of $nil at March 31, 2010 and September 30, 2009	3,645,242	3,104,393
Inventories	3,430,762	2,247,759
Prepaid expenses and other current assets	57,632	82,948
Total Current Assets	8,674,603	5,859,190

Property and Equipment, net	3,871,261	3,350,600

Other Assets
Investments	250,356	222,702
Deferred Tax Asset	32,793
Other Assets	17,863	17,863
Total Other Assets	301,012	240,565
Total Assets	$12,846,876	$9,450,355

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Notes payable, current portion	$143,701	$93,868
Accrued officers’ salaries	7,596	11,745
Royalties payable, related party	1,136,984	936,829
Current tax payable	748,511	-
Accounts payable and other current liabilities	1,637,833	2,338,297
Total Current Liabilities	3,674,625	3,380,739

Long-Term Liabilities
Notes payable, less, current portion	322,220	145,843
Notes payable, officers, less current portion	255	255
Employee entitlement provisions	14,089	11,916
Deferred Tax Liabilities	-	212,338
Total Long-Term Liabilities	336,564	370,352

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock: $0.01 par value; authorized 3,000,000 shares; issued and outstanding – none	-	-
Common Stock: $0.01 par value; authorized 50,000,000 shares; 17,350,000 issued and outstanding	173,500	173,500
Capital in excess of par value	1,767,512	1,767,512
Accumulated other comprehensive income	5,529,392	2,830,721
Accumulated income	1,371,334	931,743
Non controlling interest	(6,051)	(4,212)
Total Stockholders’ Equity	8,835,687	5,699,264

Total Liabilities and Stockholders’ Equity	$12,846,876	$9,450,355

See accompanying notes to condensed consolidated financial statements

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended March 31		Six Months Ended March 31,
	2010 (unaudited)	2009 (unaudited)	2010 (unaudited)	2009 (unaudited)

Sales	$5,128,924	$1,479,774	$10,970,952	$3,325,278

Cost of Sales	2,120,156	764,780	4,609,021	1,914,213

Gross Profit	3,008,768	714,994	6,361,931	1,411,065

Operating Expenses
Selling, general and administrative expenses	1,360,089	647,745	2,486,628	1,325,011

Income (Loss) From Operations	1,648,679	62,249	3,875,303	86,054

Other Income (Expense)
Interest income	16,032	5,241	19,753	20,260
Interest expense	(10,619)	(4,788)	(20,885)	(9,737)
Insurance recovery	1,107	8,001	8,443	14,094
Other Income	9,311	8,775	24,309	16,510
Impairment expense	8,429	3,338	12,113	(8,017)
	24,260	20,567	43,733	33,110
Income (Loss) Before Income Tax Expense (Benefit)	1,672,939	87,816	3,919,036	119,164
Income tax expense (benefit)	(563,311)	(49,051)	(1,303,385)	(80,028)
Net Income (Loss)	1,109,628	38,765	2,615,651	39,136
Net (income) loss attributable to non-controlling interests	(40)	235	1,889	2,813
Net Income (Loss) attributable to Stockholders	$1,109,588	$39,000	$2,617,540	$41,949
Basic Income (Loss) and Diluted Income (Loss) per Common Share	$0.064	$0.002	0.151	$0.002

Weighted Average Common Shares Outstanding	17,350,000	17,350,000	17,350,000	17,350,000

Comprehensive Income (Loss)

Net Income (Loss)	$1,109,588	$39,000	$2,617,540	$41,949
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	262,529	(54,383)	402,094	(1,017,849)
Comprehensive Income (Loss)	$1,372,117	$(15,383)	$3,019,634	$(975,900)

See accompanying notes to condensed consolidated financial statements

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six Months Ended March 31,
	2010 (unaudited)	2009 (unaudited)
Cash Flows From Operating Activities
Net income (loss)	$2,617,555	$41,949
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	154,050	81,799
Dividends reinvested directly to investments	(3,411)	(2,476)
Reversal of write down of investment assets	(12,113)	8,017
Profit on disposal of fixed assets	(1,443)	-
Loss attributable to non-controlling interests	(1,889)	(2,813)
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
Accounts receivable	(127,357)	960,797
Inventories	(952,100)	(507,227)
Prepaid expenses and other current assets	(11,791)	15,743
Accrued officers’ salaries	(7,947)	(3,253)
Accounts payable and other current liabilities	(566,263)	196,712
Income taxes payable	500,086	(420,721)
Net Cash Provided by Operating Activities	1,587,377	368,527

Cash Flows From Investing Activities
Purchase of property and equipment	(215,595)	(121,216)
Investment in joint venture	-	(18,524)
Purchase of listed financial assets	(11)	-
Net Cash Provided by (Used in) Investing Activities	(215,606)	(139,740)

Cash Flows From Financing Activities
Proceeds from borrowings	-	255
Repayments on notes and loans payable	(74,550)	(30,315)
Net Cash Used in Financing Activities	(74,550)	(30,060)

Effect of Foreign Exchange Rate Changes on Cash and Cash Equivalents	(180,344)	(111,818)

Net Increase (Decrease) in Cash and Cash Equivalents	1,116,877	86,909

Cash and Cash Equivalents at Beginning of Period	429,090	664,054

Cash and Cash Equivalents at End of Period	$1,540,967	$750,963

Supplemental disclosure of cash flow information, cash paid for interest	$20,885	$9,737

Supplemental disclosure of non cash information, equipment acquired under note payable	$298,772	$-

See accompanying notes to condensed consolidated financial statement

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements

Note 1 – Unaudited Statements

The accompanying condensed consolidated financial statements of Alloy Steel International, Inc. (“us” or “the Company”) as of March 31, 2010 and for the three month periods ended March 31, 2010 and 2009 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operations and cash flows for the interim periods.  These unaudited condensed consolidated financial statements have been prepared by the Company pursuant to instructions to Form 10-Q.  Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited consolidated financial statements included in the registrant’s annual reporting on Form 10-K for the year ended September 30, 2009.  The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results that may occur for the year ending September 30, 2010.

Note 2 – New Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) amended its authoritative guidance related to subsequent events to alleviate potential conflicts with current United States Securities Exchange Commission (“SEC”) guidance.  Effective immediately, these amendments remove the requirement that an SEC filer disclose the date through which it has evaluated subsequent events.  The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued authoritative guidance that will require entities to make new disclosures about recurring or nonrecurring fair-value measurements of assets and liabilities, including 1) the amounts of significant transfers between Level 1 and Level 2 fair value measurements.  The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation of assets and liabilities, and information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  Except for certain detailed Level 3 disclosures, which are effective for fiscals years beginning after December 15, 2010 and interim periods within those years, the new guidance became effective for the Company’s fiscal 2010 quarter.  The Company did not have transfers of assets and liabilities requiring Leve1 3 fair value measurements.  The adoption of this disclosure-only guidance did not have an impact on the Company’s consolidated results.

In December 2009, there was a revision to the accounting standard for the consolidation of variable interest entities.  The revision eliminates the exemption for qualifying special purpose entities, requires a new qualitative approach for determining whether a report entity should consolidate a variable interest entity and changes the requirement for when to assess whether a reporting entity should consolidate a variable interest entity.  During February 2010, the scope of the revised standard was modified to indefinitely exclude certain entities fro the requirement to be assessed for consolidation.  We adopted the new standard upon its effective date of January 1, 2010, and the adoption had no impact on our financial position or results of operations.

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

Note 3 – Inventories

At March 31, 2010 (unaudited) and September 30, 2009, inventories consisted of the following:

	Mar 31, 2010 (unaudited)	Sept 30 , 2009
Raw materials	$1,438,862	$642,461
Work in progress	163,530	124,343
Finished goods	1,826,370	1,480,955
	$3,430,762	$2,247,759

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

Results of Operations

For the Three and Six Months Ended March 31, 2010 Compared with the Three and Six Months Ended March 31, 2009

Sales

Alloy Steel had sales of $5,128,924 for the three months ended March 31, 2010, compared to $1,479,774 for the three months ended March 31, 2009.  These sales consist solely of the sale of our Arcoplate product.  Substantially all of our sales during the periods were denominated in Australian dollars.  Sales were converted into U.S. dollars at the conversion rate of $0.91950 for the three months ended March 31, 2010 and $0.68350 for the three months ended March 31, 2009 representing the average foreign exchange rate for the respective periods.

Alloy Steel had sales of $10,970,952 and $3,325,278 for the six months ended March 31, 2010 and the six months ended March 31, 2009 respectively.  These sales consist solely of our Arcoplate products.

The increase in sales for the period is a continued representation of a return to normal operations by several of the Company’s customers after the downturn experienced by the world economy during the same period last year.  During the quarter, the demand for our product increased significantly with several large orders being received.  The Company has continued to promote its product in the market place as a superior option for maintenance.

Gross Profit and Cost of Sales

Alloy Steel had cost of sales of $2,120,156 for the three months ended March 31, 2010, compared to $764,780 for the three months ended March 31, 2009.  The gross profit amounted to $3,008,768 for the three months ended March 31, 2010, compared to $714,994 for the three months ended March 31, 2009.

Alloy Steel had a cost of sales of $4,609,021 and $1,914,213 for the six months ended March 31, 2010 and the six months ended March 31, 2009 respectively.  Alloy Steel’s gross profit was $6,361,931 or 58.0% of sales, and $1,411,065 or 42.4% of sales, for the respective six month periods. The increase in gross profit percentage is attributable mainly to increased margins on various orders as demand has continued to grow allowing the Company to return to more normal pricing models from the discount pricing models that were being used to generate sales during the downturn, and increased efficiencies in production gained with the additional manufacturing capacity provided by the new mill completed prior to the global economic downturn, arising from an increased absorption of overheads due to the increased volume of production.

Operating Expenses

Alloy Steel had no material operating expenses other than selling, general and administrative expenses for the three and six months ended March 31, 2010 and 2009.  All of these costs are considered to be overhead expenditure by the Company.

Alloy Steel had selling, general and administrative expenses of $1,360,089 for the three months ended March 31, 2010, compared to $647,745 for the three months ended March 31, 2009.

Alloy Steel had operating expenses of $2,486,628 and $1,325,011 for the six months ended March 31, 2010 and six months ended March 31, 2009 respectively.

The expenditure for the three and six month periods ended March 31, 2010 increased compared to the three and six month periods ended March 31, 2009 as operations continued to return to a normal state with the increase in orders received from customers.  Areas in which costs increased include bonuses paid in line with the increased sales achieved, administrative staff remuneration through increased salaries and additional staff and increased off-site temporary storage costs for goods produced and raw materials.  These increased costs have been partially offset by the production efficiencies noted above.

Income (Loss) Before Taxes

Alloy Steel’s income before income tax (benefit) was $1,109,588 for the three months ended March 31, 2010, compared to $87,816 for the three months ended March 31, 2009.

Alloy Steel’s income before income tax (benefit) was $2,615,651 for the six months ended March 31, 2010, compared to $119,164 for the six months ended March 31, 2009.

Net Income (Loss)

Alloy Steel had a net income of $1,109,588 or $0.064 per share, for the three months ended March 31, 2010, compared to $39,000, or $0.002 per share, for the three months ended March 31, 2009.

Alloy Steel had a net income of $2,617,540 or $0.151 per share, for the six months ended March 31, 2010, compared to $41,949, or $0.002 per share, for the six months ended March 31, 2009.

Predominately all operations of Alloy Steel are conducted by the Australian subsidiary, and therefore, the majority of the amounts reported are initially recorded in Australian dollars by the subsidiary.  The value of the Australian dollar compared to the US dollar has been volatile over the reporting period, and therefore the exchange rate movement continues to have a considerable impact upon the values reported by the Company.  This is evident in the calculation of the Company’s comprehensive income for the period which reflects a foreign currency translation income of $402,094 for the six months ended March 31, 2010 compared with a foreign currency translation loss of $1,017,849 for the six months ended March 31, 2009.

Liquidity and Capital Resources

For the six months ended March 31, 2010, net cash provided by operating activities was $1,587,377.  The net income may be reconciled to this amount by an adjustment for depreciation and amortization of $154,050, a reversal of previous write down of assets to fair values of $12,113, income received in forms other than cash of $3,411, a profit on the disposal of fixed assets of $1,443, non-controlling shareholders interests in subsidiary loss of $1,889 and a decrease in cash and cash equivalents attributable to changes in operating assets and liabilities of $1,165,372, which consisted primarily of an increase in accounts receivable of $127,357, an increase in inventories of $952,100 an increase in other current assets of $11,791 and a decrease in accounts payable and other current liabilities of $574,210, which was offset by an increase in tax payable of $500,086.

At March 31, 2010, the Company had a working capital surplus of $4,999,978.

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

Effect of Recent Accounting Pronouncements

The effect of recent accounting pronouncements has been detailed above in Note 2 to the Financial Statements contained in Item 1.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains various “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and we intend that such forward-looking statements will be subject to the safe harbors created thereby. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.  Such risks and uncertainties include our projected sales and profitability, growth strategies, anticipated trends in our industry segment, our future financing plans, anticipated needs for working capital and those risks and uncertainties referenced under the headings entitled “Risk Factors” contained in our 2009 Annual Report on Form 10-K. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.  The forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date hereof and we expressly disclaim any obligation to provide public updates, revisions or amendments to any forward-looking statements made herein to reflect changes in our expectations of future events.

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

PART II.
OTHER INFORMATION

Item 5.      Other Information

On April 8, 2010, the Company filed Form 8-K with the SEC providing information on several matters including the appointment of an independent director, the amendment of the Company’s By-Laws, and the formation of a special committee consisting of the independent director to assist the Company with a request for information from Financial Industry Regulation Authority (“FINRA”) in relation to unusual trading activity during the period from July 6, 2009 to September 4, 2009.  FINRA has advised that the inquiry should not be construed as an indication that the staff has determined violations of FINRA Conduct Rules or US Federal Securities laws has occurred, or as a reflection of the merits of the securities involved  or any person who effected transactions in such securities.  The Company is continuing to co-operate by providing the information requested.

Item 6.      Exhibits

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLOY STEEL INTNERATIONAL, INC.

Date: May 10, 2010	By:	/s/ Alan Winduss
Alan Winduss, Chief Financial Officer (Principal Financial Officer)