Form 10-Q
period 2010-06-30
ALLOY STEEL INTERNATIONAL INC
filed 2010-08-16
CIK 1127454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

There were 17,350,000 shares of Common Stock outstanding as of July 31, 2010.

PART I
FINANCIAL INFORMATION
Item 1.	Financial Statements
ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2010	September 30, 2009
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,171,245	$424,090
Accounts receivable, less allowance for doubtful accounts of $nil at June, 2010 and September 30, 2009	3,180,129	3,104,393
Inventories	3,149,761	2,247,759
Prepaid expenses and other current assets	42,394	82,948
Total Current Assets	8,543,529	5,859,190

Property and Equipment, net	4,367,322	3,350,600

Other Assets
Investments	203,321	222,702
Deferred Tax Asset	39,966	-
Other Assets	17,863	17,863
Total Other Assets	261,150	240,565

Total Assets	$13,172,001	$9,450,355

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable, current portion	$134,987	$93,868
Accrued officers’ salaries	3,798	11,745
Royalties payable, related party	1,049,863	936,829
Current tax payable	861,424	-
Accounts payable and other current liabilities	2,077,701	2,338,297
Total Current Liabilities	4,127,773	3,380,739

Long-Term Liabilities
Notes payable, less, current portion	510,478	145,843
Notes payable, officers, less current portion	255	255
Employee entitlement provisions	13,600	11,916
Deferred Tax Liabilities	-	212,338
Total Long-Term Liabilities	524,333	370,352

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock: $0.01 par value; authorized 3,000,000 shares; issued and outstanding – none	-	-
Common Stock: $0.01 par value; authorized 50,000,000 shares; 17,350,000 issued and outstanding	173,500	173,500
Capital in excess of par value	1,767,512	1,767,512
Accumulated other comprehensive income	5,886,696	2,830,721
Accumulated income	698,399	931,743
Non controlling interest	(6,212)	(4,212)
Total Stockholders’ Equity	8,519,895	5,699,264

Total Liabilities and Stockholders’ Equity	$13,172,001	$9,450,355

See accompanying notes to condensed consolidated financial statements

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2010 (unaudited)	2009 (unaudited)	2010 (unaudited)	2009 (unaudited)

Sales	$4,770,846	$1,307,160	$15,741,798	$4,632,438

Cost of Sales	2,643,220	1,092,332	7,252,241	3,006,545

Gross Profit	2,127,626	214,828	8,489,557	1,625,893

Operating Expenses
Selling, general and administrative expenses	1,407,452	805,294	3,894,080	2,130,305

Income (Loss) From Operations	720,174	(590,466)	4,595,477	(504,412)

Other Income (Expense)
Interest income	13,062	4,065	32,815	24,325
Interest expense	(8,727)	(19,513)	(29,612)	(29,251)
Insurance recovery	1,682	7,846	10,125	21,940
Other income	5,820	6,041	30,129	22,551
Impairment recovery (expense)	(33,026)	9,164	(20,913)	1,147
	(21,189)	7,603	22,544	40,712

Income (Loss) Before Income Tax (Expense) Benefit	698,985	(582,863)	4,618,021	(463,700)
Income tax (expense) benefit	(341,821)	137,197	(1,645,206)	57,169
Net Income (Loss)	357,164	(445,666)	2,972,815	(406,531)
Net(income) loss attributable to non-controlling interests	155	7,715	2,044	10,529
Net Income (Loss) Attributable to Stockholders	$357,319	$(437,951)	$2,974,859	$(396,002)
Basic Income (Loss) and Diluted Income (Loss) per Common Share	$0.021	$(0.003)	$0.171	$(0.023)

Weighted Average Common Shares Outstanding	17,350,000	17,350,000	17,350,000	17,350,000

Comprehensive Income (Loss)

Net Income (Loss)	$357,319	$(437,951)	$2,974,859	$(396,002)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(672,935)	855,522	(270,841)	(162,328)
Comprehensive Income (Loss)	$(315,616)	$417,571	$2,704,018	$(558,330)

See accompanying notes to condensed consolidated financial statements

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended June 30,
	2010 (unaudited)	2009 (unaudited)
Cash Flows From Operating Activities
Net income (loss)	$2,974,859	$(396,002)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	240,626	128,751
Dividends reinvested directly to investments	(4,916)	(3,629)
Reversal of write down of investment assets	20,913	(1,147)
Loss on disposal of fixed assets	5,892	-
Loss attributable to non-controlling interests	(2,044)	(10,529)
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
Accounts receivable	404,656	719,745
Inventories	(870,066)	(257,148)
Prepaid expenses and other current assets	(48,376)	10,313
Accrued officers’ salaries	(7,947)	(3,253)
Accounts payable and other current liabilities	(31,714)	726,811
Income taxes payable	658,433	(983,783)
Net Cash Provided by Operating Activities	3,340,316	(69,871)

Cash Flows From Investing Activities
Purchase of property and equipment	(1,098,671)	(157,702)
Purchase of listed financial assets	3	(18,524)
Net Cash Provided by (Used in) Investing Activities	(1,098,668)	(176,226)

Cash Flows From Financing Activities
Repayments on notes and loans payable	(107,485)	(47,767)
Net Cash Used in Financing Activities	(107,485)	(47,767)

Effect of Foreign Exchange Rate Changes on Cash and Cash Equivalents	(387,008)	(62,067)

Net Increase (Decrease) in Cash and Cash Equivalents	1,747,155	(355,931)

Cash and Cash Equivalents at Beginning of Period	424,090	664,054

Cash and Cash Equivalents at End of Period	$2,171,245	$308,123

Supplemental disclosure of cash flow information, cash paid for interest	$278,366	$29,251

See accompanying notes to condensed consolidated financial statements

ALLOY STEEL INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 1 – Unaudited Statements

The accompanying condensed consolidated financial statements of Alloy Steel International, Inc. (“us” or “the Company”) as of June 30, 2010 and for the nine month periods ended June 30, 2010 and 2009 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operations and cash flows for the interim periods.  These unaudited condensed consolidated financial statements have been prepared by the Company pursuant to instructions to Form 10-Q.  Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited consolidated financial statements included in the registrant’s annual reporting on Form 10-K for the year ended September 30, 2009.  The results of operations for the nine month period ended June 30, 2010 are not necessarily indicative of the results that may occur for the year ending September 30, 2010.

Note 2 – New Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) amended its authoritative guidance relating to disclosures required to be made in relations to Financing Receivables.  Effective for reporting period ending on or after December 15, 2010, disclosure of additional information is required for assets classed as financing receivable including credit quality indicators, aging of past due receivables and nature and extend of troubled debt restructuring.  Financing receivables do not include trade receivables.  The Company is currently evaluating the potential impact of this authoritative guidance or the Company’s financial position as result of operation.

In February 2010, the FASB amended its authoritative guidance related to subsequent events to alleviate potential conflicts with current United States Securities Exchange Commission (“SEC”) guidance.  Effective immediately, these amendments remove the requirement that an SEC filer disclose the date through which it has evaluated subsequent events.  The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued authoritative guidance that will require entities to make new disclosures about recurring or nonrecurring fair-value measurements of assets and liabilities, including 1) the amounts of significant transfers between Level 1 and Level 2 fair value measurements.  The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation of assets and liabilities, and information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  Except for certain detailed Level 3 disclosures, which are effective for fiscals years beginning after December 15, 2010 and interim periods within those years, the new guidance became effective for the Company’s first fiscal 2010 quarter.  The Company did not have transfers of assets and liabilities requiring Leve1 3 fair value measurements.  The adoption of this disclosure-only guidance did not have an impact on the Company’s consolidated results.

In December 2009, there was a revision to the accounting standard for the consolidation of variable interest entities.  The revision eliminates the exemption for qualifying special purpose entities, requires a new qualitative approach for determining whether a reporting entity should consolidate a variable interest entity and changes the requirement for when to assess whether a reporting entity should consolidate a variable interest entity.  During February 2010, the scope of the revised standard was modified to indefinitely exclude certain entities from the requirement to be assessed for consolidation.  We adopted the new standard upon its effective date of January 1, 2010, and the adoption had no impact on our financial position or results of operations.

In October 2009, the FASB issued authoritative guidance for revenue recognition for multiple-deliverable arrangements. This authoritative guidance impacts the determination of when the individual deliverables included in a multiple-deliverable arrangement may be treated as separate units of accounting. Additionally, this guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The new guidance is effective for transactions entered into or modified in fiscal years beginning after June 15, 2010, which for the Company will be the first quarter of the 2011 fiscal year. The Company is currently evaluating the potential impact of this authoritative guidance on the Company’s financial position and results of operations.

In June 2009, the FASB issued authoritative guidance on variable interest entities, which becomes effective the first annual reporting period beginning after November 15, 2009 and will be effective for the Company in the 2011 fiscal year. This authoritative guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests.  The Company is currently evaluating the potential impact of this authoritative guidance on the Company’s financial position and results of operations.

Note 3 – Inventories

At June 30, 2010 (unaudited) and September 30, 2009, inventories consisted of the following:

	June 30, 2010	Sept 30, 2009
Raw materials	$792,868	$642,461
Work in progress	1,019,745	124,343
Finished goods	1,337,148	1,480,955
	$3,149,761	$2,247,759

Item 2.	Management’s Discussion and Analysis

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

Results of Operations

For the Three and Nine Months Ended June 30, 2010 Compared with the Three and Nine Months Ended June 30, 2009

Sales

Alloy Steel had sales of $4,770,846 for the three months ended June 30, 2010, compared to $1,307,160 for the three months ended June 30, 2009.  These sales consist solely of the sale of our Arcoplate product.  Substantially all of our sales during the periods were denominated in Australian dollars.  Sales were converted into U.S. dollars at the conversion rate of $0.89896 for the three months ended June 30, 2010 and $0.69961 for the three months ended June 30, 2009 representing the average foreign exchange rate for the respective year to date periods.

Alloy Steel had sales of $15,741,798 and $4,632,438 for the nine months ended June 30, 2010 and the nine months ended June 30, 2009 respectively.  These sales consist solely of our Arcoplate products.

The increase in sales for the period is a result of the continuing return to normal operations by several of the Company’s customers after the downturn experienced by the world economy during the same period last year.  During the quarter, the demand for our product continued to increase as mining companies continued to return to their normal level of exploration and production.  The Company has continued to promote its product in the market place as a superior option for maintenance.

Gross Profit and Cost of Sales

Alloy Steel had cost of sales of $2,643,220 for the three months ended June 30, 2010, compared to $1,092,332 for the three months ended June 30, 2009.  The gross profit amounted to $2,127,626 for the three months ended June 30, 2010, compared to $214,828 for the three months ended June 30, 2009.

Alloy Steel had a cost of sales of $7,252,241 and $3,006,545 for the nine months ended June 30, 2010 and the nine months ended June 30, 2009 respectively.  Alloy Steel’s gross profit was $8,489,557 or 53.9% of sales, and $1,625,893 or 35.1% of sales, for the respective nine month periods.  The increase in gross profit percentage is attributable mainly to increased margins on various orders as demand has continued to grow allowing the Company to return to more normal pricing models from the discount pricing models that were being used to generate sales during the downturn, increased efficiencies in production gained with the additional manufacturing capacity provided by the new mill completed prior to the global economic downturn, arising from an increased absorption of overheads due to the increased volume of production, and a decrease in the amount of raw materials being consumed during the testing phase of the new mill during the period to June 30, 2009.

Operating Expenses

Alloy Steel had no material operating expenses other than selling, general and administrative expenses for the three and nine months ended June 30, 2010 and 2009.

Alloy Steel had selling, general and administrative expenses of $1,407,452 for the three months ended June 30, 2010, compared to $805,294 for the three months ended June 30, 2009.

Alloy Steel had operating expenses of $3,894,080 and $2,130,305 for the nine months ended June 30, 2010 and nine months ended June 30, 2009 respectively.

The expenditure for the three and nine month periods ended June 30, 2010 increased compared to the three and nine month periods ended June 30, 2009 as operations continued to return to a normal state with the increase in orders received from customers.  Areas in which costs increased include bonuses paid in line with the increased sales achieved, administrative staff remuneration through increased salaries and additional staff and increased off-site temporary storage costs for goods produced and raw materials.  These increased costs have been partially offset by the production efficiencies noted above.

Income (Loss) Before Taxes

Alloy Steel’s income before income tax expense was $698,985 for the three months ended June 30, 2010, compared to an loss before income tax of ($582,863) for the three months ended June 30, 2009.

Alloy Steel had a net income before income taxes of $4,618,021 and a net loss before income taxes of ($463,700) for the nine months ended June 30, 2010 and nine months ended June 30, 2009 respectively.

Net Income (Loss)

Alloy Steel had a net income of $357,319, or $0.021 per share, for the three months ended June 30, 2010, compared to a net loss of ($437,951), or ($0.003) per share, for the three months ended June 30, 2009.

Alloy Steel had a net income of $2,974,859, or $0.171 per share, and ($396,002), or ($0.023) per share, for the nine months ended June 30, 2010 and nine months ended June 30, 2009 respectively.

It is noted that predominantly all operations of Alloy Steel are conducted by the Australian subsidiary, and therefore, the majority of the amounts reported are initially recorded in Australian dollars by the subsidiary.  The value of the Australian dollar compared to the US dollar has been volatile over the reporting period, and therefore the exchange rate movement continues to have a reasonable impact upon the value reported by the Company.  This is evident in the calculation of the Company’s comprehensive income for the period which reflects a foreign currency translation loss of $270,841 for the nine months ended June 30, 2010 compared with a foreign currency translation loss of $162,328 for the nine months ended June 30, 2009.

Liquidity and Capital Resources

For the nine months ended June 30, 2010, net cash used by operating activities was $3,340,316.  The net income may be reconciled to this amount by an adjustment for depreciation and amortization of $240,626, a write down of assets to fair values of $20,913, income received in forms other than cash of $4,916, a loss on the disposal of fixed assets of $5,892, noncontrolling shareholders interests in subsidiary loss of $2,044 and a decrease in cash and cash equivalents attributable to changes in operating assets and liabilities of $104,986, which consisted primarily of a decrease in accounts receivable of $404,656 and an increase in inventories of $870,066, an increase in other current assets of $48,376, and a decrease in accounts payable and other current liabilities of $39,661, offset by an increase in tax payable of $658,433.

At June 30, 2010, the Company had a working capital surplus of $4,415,756.

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

Purchase or Sale of Plant and Significant Equipment

Other than as described in Item 5 below, we have no material commitments for financing to purchase or construct machinery to expand our capacity to produce Arcoplate.

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

FINRA Enquiry
On April 8, 2010, the Company filed Form 8-K with the SEC providing information on several matters, as previously reported, including a request for information from Financial Industry Regulation Authority (“FINRA”) in relation to unusual trading activity during the period from July 6, 2009 to September 4, 2009.  FINRA has advised that the inquiry should not be construed as an indication that the staff has determined violations of FINRA Conduct Rules or US Federal Securities laws has occurred, or as a reflection of the merits of the securities involved  or any person who effected transactions in such securities.  The Company has voluntarily co-operated with the FINRA request by providing the information requested and has not received further communication from FINRA since the information was submitted.

Land Agreement - Indonesia
The Company entered an agreement with PT Krakatau Industrial Estate Cilegon whereby the Company, through a subsidiary now incorporated in Indonesia, PT Alloy Manufacturing, agreed to take delivery and have use of an area of 36,700 square meters of land for the purposes of constructing a factory for the manufacture of Arcoplate products.  The contract price was for 25,850,000,000 Indonesian Rupiah, or approximately $2,820,240, requiring a deposit of 5% which was paid during the quarter ended June 30, 2010.  A subsequent payment of 15% was due and paid on July 25, 2010.

Further installments of the purchase price are required in equal monthly installments from August, 2010 to January, 2011.  The Company is currently funding the installments from operating activities.  However, the Company is reviewing its options for funding of the future installments to be paid.

Subject to the Company being issued with the necessary permits, the agreement provides that the Company will construct its factory within 24 months of completing the payment for the land.

Also, if all conditions are met, the Company will have the right to occupy the land for a period of 30 years, with further extensions of 20 years and 30 years upon expiry of each term available upon payment of any required fee applicable at the time of the extension.

Changes to Directors and Key Personnel
On August 11, 2010, the Company appointed Mr. Barry Woodhouse as its Chief Financial Officer.  Mr. Woodhouse is a Fellow of Chartered Secretaries Australia and a CPA.  Mr. Woodhouse has over 20 years experience in junior listed minerals, oil and gas exploration companies, in roles including CFO, company secretary and director.  Mr. Woodhouse is currently a non-executive director of Redstone Resources Limited, an ASX (Australian Securities Exchange) listed exploration company.  Mr. Woodhouse has been appointed to help facilitate Alloy Steel’s growth strategy.

Mr. Woodhouse replaces Mr. Alan Winduss as CFO.  Mr. Winduss resigned as Director, Secretary and Chief Financial Officer with effect from June 30, 2010.  Further, on August 4, 2010, Mr. Alvin Tan resigned as a Director of the Company.  The Company also currently is considering the appointment of additional suitable Directors to constitute a suitable Board for current operations.  The changes to CFO and directors, as described above, is consistent with Alloy’s growth strategy, including identifying qualified officers and directors to help continue to advance the Company’s growth in the past year to enable future expansion.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	Agreement for the taking delivery and use of land in Indonesia

17.1	Letter of resignation from Mr Alan Winduss

17.2	Letter of resignation from Mr Alvin Tan

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 16, 2010	ALLOY STEEL INTNERATIONAL, INC.

	By:	/s/ Alan Winduss
Alan Winduss,
Chief Financial Officer for period to June 30, 2010
(Principal Financial Officer)